Form 10-K405
period 2000-12-31
NRG SOUTH CENTRAL GENERATING LLC
filed 2001-04-02
CIK 1124468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

(X)     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

( )       TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO________.

Commission File No.  333-48900

NRG South Central Generating LLC
(Exact name of Registrant as specified in its charter)

Delaware	__41-1963217__
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

901 Marquette Avenue, Suite 2300
Minneapolis, Minnesota	55402
(Address of principal executive offices)	(Zip Code)

(612) 373-5300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The Registrant meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

Documents Incorporated by Reference: None

Index

Part I

Item 1	Business
Item 2	Properties
Item 3	Legal Proceedings
Item 4	Submission of Matters to a Vote of Security Holders -
Omitted per General Instruction I (2) (c)

Part II

Item 5	Market for the Registrant’s Common Equity and Related Stockholder Matters
Item 6	Selected Financial Data – Omitted per General Instruction I (2)(a)
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A	Quantitative and Qualitative Disclosures About Market Risk
Item 8	Financial Statements and Supplementary Data
Item 9	Changes in & Disagreements with Accountants on Accounting and Financial Disclosure

Part III

Item 10	Directors and Executive Officers of the Registrant
Omitted per General Instruction I (2)(c)
Item 11	Executive Compensation – Omitted per General Instruction I (2)(c)
Item 12	Security Ownership of Certain Beneficial Owners and Management – Omitted per General Instruction I (2) (c)
Item 13	Certain Relationships and Related Transactions – Omitted per General Instruction I(2) (c)

Part IV

Item 14	Exhibits, Financial Statements Schedules and Reports On Form 8-K

SIGNATURES

Part I

Item 1 – Business

General

          NRG South Central Generating LLC (NRG South Central or the Company), is a Delaware limited liability company, which, through its wholly-owned subsidiaries, Louisiana Generating LLC (Louisiana Generating), NRG New Roads Holdings LLC, NRG Sterlington Power LLC, Big Cajun I Peaking Power LLC, NRG Sabine River Works GP LLC, and NRG Sabine River Works LP LLC, owns approximately 2,358 MW of net electric generating capacity as of December 31, 2000 (including projects under construction).

          NRG South Central is an indirect wholly-owned subsidiary of NRG Energy, Inc. (NRG Energy), a global energy company. Established in 1989, NRG Energy is primarily engaged in the acquisition, development, ownership and operation of power generation facilities and the sale of energy, capacity and related products.  NRG Energy owns 100% of both NRG Central U.S. LLC and South Central Generation Holding LLC, each of which own a 50% membership interest in NRG South Central.

          On June 5, 2000, NRG Energy completed its initial public offering. Prior to an initial pubic offering, NRG Energy was a wholly-owned subsidiary of Northern States Power Company (NSP). In August 2000, NSP merged with New Century Energies, Inc., a Colorado based utility. The shares of NRG Energy class A common stock previously owned by NSP are now owned by Xcel Energy Inc. (Xcel), the surviving company in the merger. As of December 31, 2000, Xcel owned an 82% interest in NRG Energy’s outstanding common and class A common stock, representing 98% of the total voting power of NRG Energy’s common and class A common stock. Xcel is one of the ten largest electricity and natural gas companies in the United States. Xcel has six public utility subsidiaries that collectively serve approximately 3.1 million electric customers and 1.5 million gas customers in twelve states, and has numerous non-utility subsidiaries, including NRG Energy, which are engaged in energy related businesses.

          Through its subsidiary, Louisiana Generating LLC, NRG South Central owns the Big Cajun I and Big Cajun II generating facilities in New Roads, Louisiana (the Cajun facilities).  Louisiana Generating acquired the Cajun facilities through a competitive bidding process following a Chapter 11 bankruptcy filing by Cajun Electric Power Cooperative, Inc., a non-profit Louisiana electric membership cooperative corporation.  Cajun Electric sold wholesale energy and capacity generated by the Cajun facilities to its cooperative members for more than 20 years under long-term, all-requirements power supply agreements. Louisiana Generating has continued to sell energy and capacity to all 11 of Cajun Electric’s former members,  the distribution cooperatives, as well as to two municipal power authorities and one investor-owned utility that were Cajun Electric’s former contract power purchasers.

          In March 2000, NRG South Central formed NRG New Roads Holdings LLC (New Roads) to hold certain assets that were acquired in conjunction with the purchase of the Cajun facilities which are not necessary for the operation of the Cajun facilities. NRG Sterlington Power LLC (Sterlington), which was acquired by NRG Energy and contributed to NRG South Central in August 2000, was formed for the purpose of developing, constructing, owning and operating an approximately 200 MW simple cycle gas peaking facility in Sterlington, Louisiana. Louisiana Generating purchased the capacity and is entitled to all energy from Sterlington. In December 2000, NRG Sabine River Works LP and NRG Sabine River Works GP acquired, respectively, a 49% limited partnership interest and a 1% general partnership interest in SRW Cogeneration Limited Partnership, a Delaware limited partnership that will own and operate an approximately 450 MW natural gas-fired cogeneration plant now under construction at the DuPont Company’s Sabine River Works petrochemical facility near Orange, Texas. Subsidiaries of Conoco, Inc. own the other 50% interest in SRW Cogeneration Limited Partnership. Construction of the plant is approximately 85% complete and commercial operation is expected to begin in the summer of 2001. In December 2000, Big Cajun I Peaking Power LLC began construction of an approximately 240 MW expansion project at the site of our Big Cajun I facility in New Roads, Louisiana.  The project is expected to be completed in July 2001.

          NRG South Central’s headquarters and principal executive offices are located at 901 Marquette Avenue, Suite 2300, Minneapolis, Minnesota 55402. NRG South Central’s phone number is (612) 373 – 5300.

The Cajun Facilities

          The Cajun Facilities, located in New Roads, Louisiana, consist of two plants referred to as Big Cajun I and Big Cajun II.  As of December 31, 2000, the aggregate net capable capacity of the Cajun facilities was 1,708 MW.

          Big Cajun I.  Big Cajun I, Units 1 and 2, both of which are 100% owned by Louisiana Generating, are natural gas-fired generating facilities with a net capable capacity of 110 MW each.  Big Cajun I is used for intermediate/peaking load seasonal operation and typically runs from May through September.  As currently configured, Big Cajun I produces approximately 2% of the annual electric output (as measured in kWh) from the Cajun facilities.

          Big Cajun II.  Big Cajun II, Units 1, 2 and 3, are coal-fired generating facilities.  Units 1 and 2 are 100% owned by Louisiana Generating and each have a net capable capacity of 575 MW.  Unit 3 has a net capable capacity of 575 MW, of which 58% is owned by Louisiana Generating.  Entergy Gulf States owns the remaining portion.  Big Cajun II is a base load facility and runs throughout the year.  As currently configured, Big Cajun II produces approximately 98% of the annual electric output (as measured in kWh) from the Cajun facilities.

Other Facilities

          NRG Sterlington owns, operates and is in the process of developing an approximately 200 MW simple cycle gas peaking facility located in Sterlington, Louisiana. As of December 31, 2000, approximately 60 MW of capacity was operational with the remaining expected to be in operation in April 2001. Louisiana Generating purchased the capacity and is entitled to all energy from NRG Sterlington.

          Both Big Cajun I and II facilities have available space and existing infrastructure which can accommodate additional generating units.  Construction has commenced with respect to an approximately 240 MW expansion of the Big Cajun I facilities.  NRG South Central has formed Big Cajun I Peaking Power, a wholly owned subsidiary, to develop, construct and own the expansion project, which is targeted to begin commercial operation in June 2001.  The energy and capacity generated by the expansion project may be used to help meet NRG South Central’s obligations under the existing power purchase agreements, with any excess power and capacity being marketed by NRG Power Marketing, a wholly owned subsidiary of NRG Energy.

Regulation

          NRG South Central is subject to a broad range of federal, state and local energy and environmental laws and regulations applicable to the development, ownership and operation of its projects.  These laws and regulations generally require that a number of permits and approvals be obtained before construction or operation of a power plant commences and that, after completion, the facility operate in compliance with local requirements. NRG South Central strives to comply with the terms of all such laws, regulations, permits and licenses and believes that all of its operating plants are in material compliance with all such applicable requirements. No assurance can be given, however, that in the future all necessary permits and approvals will be obtained and all applicable statutes and regulations will be complied with.  In addition, regulatory compliance for the construction of new facilities is a costly and time-consuming process, and intricate and rapidly changing environmental regulations may require major expenditures for permitting and create the risk of expensive delays or material impairment of project value if projects cannot function as planned due to changing regulatory requirements or local opposition.  Furthermore, there can be no assurance that existing regulations will not be revised or that new regulations will not be adopted or become applicable to NRG South Central which would have an adverse impact on its operations.

          General.  NRG South Central and its subsidiaries, like most industrial enterprises, are subject to regulation with respect to the environmental impact of their operations, including air and water quality control, limitations on land use, disposal of wastes, aesthetics and other matters.

          Federal Power Act.  The Federal Power Act gives the Federal Energy Regulatory Commission (FERC) exclusive ratemaking jurisdiction over wholesale sales of electricity and the transmission of electricity in interstate commerce.  Pursuant to the Federal Power Act, all public utilities subject to FERC’s jurisdiction are required to file rate schedules with FERC prior to commencement of wholesale sales or transmission of electricity.  Because Louisiana Generating sells energy and capacity in the wholesale market, it is deemed to be a public utility for purposes of the Federal Power Act and has been granted this authority by FERC.  In its orders, FERC also granted waivers of certain of the accounting, record-keeping and reporting requirements that are imposed on public utilities with cost-based rate schedules.

          In addition, FERC’s orders, as is customary with market-based rate schedules, reserve the right to suspend, upon complaint, market-based rate authority on a prospective basis if it is subsequently determined that market power was exercised.  If FERC were to suspend market-based rate authority, it would most likely be necessary to file, and obtain FERC acceptance of, cost-based rate schedules.  In addition, the loss of market-based rate authority would likely subject NRG South Central to the accounting, record-keeping and reporting requirements that are imposed on public utilities with cost-based rate schedules.

          Public Utility Holding Company Act (PUHCA).  A public utility company that is a subsidiary of a registered holding company under PUHCA is subject to financial and organization regulation, including approval by the SEC of certain of its financing transactions. However, under the Energy Policy Act, a company engaged exclusively in the business of owning and/or operating a facility used for the generation of electric energy exclusively for sale at wholesale may be exempted from PUHCA regulation by means of its status as an Exempt Wholesale Generator (EWG), as defined under Section 32 of PUHCA.  All of NRG South Central’s subsidiaries are EWG, and have received confirmation from FERC of their EWG status.

          If Louisiana Generating or any other of NRG South Central’s subsidiairies were to lose their EWG status, they would be subject to regulation as a public utility company and certain of their affiliates would be subject to regulation under PUHCA as public utility holding companies.  Absent a substantial restructuring of NRG South Central’s business, it would be difficult to comply with PUHCA without a material adverse effect on its business.

          State Law.  With the exception of the provision of utility services by certain utilities in New Orleans and certain municipal utilities, the Louisiana Public Service Commission, or LPSC, regulates all public utilities within Louisiana.  The jurisdiction of the LPSC over these public utilities generally includes authority to regulate the rates, services and securities of any entity furnishing electric service in the state.  However, Louisiana law does not specifically address the status of entities providing electricity exclusively at wholesale.  The LPSC has recognized that FERC has jurisdiction over wholesale rates.  However, the 11 distribution cooperatives to which Louisiana Generating sells a majority of the energy and capacity generated by the Cajun facilities will continue to be regulated by the LPSC.

          In January 2000, the LPSC issued an order, which NRG South Central refers to as the January 2000 order:

•	Determining that allowing the Cajun facilities to be sold to NRG South Central will benefit consumers, is in the public interest and does not violate Louisiana law (these approvals were necessary under the mandate of federal law, which required LPSC approval before the Cajun facilities may become “eligible facilities” of an exempt wholesale generator under PUHCA);
•	Approving the decision of three of the distribution cooperatives, Southwest Louisiana Electric Membership Corporation, Pointe Coupee Electric Membership Corporation and Concordia Electric Cooperative, Inc., to enter into 25-year, all-requirements power supply agreements with Louisiana Generating in the form that we refer to as Form A;
•	Establishing a purchase power clause for these distribution cooperatives to pass through automatically at retail all costs under the Form A power supply agreement; and
•	Declaring that the LPSC will not regulate any securities issued by Louisiana Generating.

          In March 2000, the LPSC approved the decisions of the eight remaining distribution cooperatives to enter into power purchase agreements with Louisiana Generating. In accordance with the LPSC’s directives, all eleven distribution cooperatives submitted their plans for (1) recovering the cost of power purchased from Louisiana Generating through retail rates and (2) for insuring that their retail rates no longer reflect the cost of purchasing power from Cajun Electric.  After review and hearings, the LPSC approved each of these cost recovery plans.  As a result, the purchased power costs of each of the distribution cooperatives are being recovered through retail rates and the LPSC has authorized the methodology that permits them to continue to recover such costs in the future.

Customers

          Cajun Electric was a rural electric generation and transmission cooperative formed in 1962 and was wholly-owned by its members, the distribution cooperatives. The distribution cooperatives purchased their electric energy requirements from Cajun Electric for more than 20 years under long-term, all requirements power supply agreements. These purchases accounted for approximately 79.0% of Cajun Electric’s revenue in 1999. Following NRG South Central’s acquisition of the Cajun facilities, all 11 of the distribution cooperatives continued to purchase their electric energy requirements from Louisiana Generating. For the period March 31, 2000 through December 31, 2000, revenues derived from agreements with the distribution cooperatives accounted for approximately 73.5% of NRG South Central’s total revenues. During this same period approximately 81.4% of NRG South Central’s total revenues were derived from long-term power supply agreements.

          During the period March 30, 2000 (Inception) through December 31, 2000, sales to two customers, Southwest Louisiana Electric Membership Corporation, and Dixie Electric Membership Corporation, accounted for approximately 16.7%, and 16.1% of NRG South Central’s total revenues, respectively.

          Customers of Sterlington and Big Cajun I are the same customers as Louisiana Generating. SRW Cogen will supply steam and power to Dow and sell merchant power primarily in the SERC/Entergy region through NRG Power Marketing.

Power Markets

          NRG South Central sells energy and capacity generated primarily by the Cajun facilities in the southeast power market, primarily in Louisiana. In addition, through NRG Power Marketing, NRG South Central sells excess energy and capacity into the Southeast Energy Reliability Council, or SERC, region or into other neighboring regions.

Southeast Power Market

          The southeast power market consist of Louisiana, Mississippi, Tennessee, Alabama, Georgia, Arkansas, northwest Florida and east Texas. State public utilities commission and state assemblies within the southeast power market have been slower than other parts of the country to restructure the electricity industry. Most states in the southeast power market, including Louisiana, have decided not to pursue retail competition immediately, deciding instead to observe the impact of direct retail access on other states that have taken a more aggressive approach towards restructuring. Texas is the only state in the southeast power market that is moving forward with industry restructuring legislation.

          The southeast power market is currently a “bilateral market” functioning without an independent system operator, a power pool or a price exchange. Therefore, all scheduling, coordination and market pricing are determined on a control area basis by each market entity rather than by a single pool market clearing house.

Employees

          As of December 31, 2000, Louisiana Generating had 188 union and 128 non-union employees.  With respect to union employees, all such employees are covered by current labor agreements with either the United Steelworkers of America or the International Brotherhood of Electrical Workers.  These agreements were renewed in March 2001 and expire April 1, 2006.  No significant labor stoppages or disputes have been experienced by NRG South Central. NRG South Central does not have any employees.

Coal Supplier and Transporters

          Louisiana Generating has a coal supply agreement with Triton Coal beginning March 2000. Triton Coal headquartered in Gillette, Wyoming, operates two coal mines in the Powder River Basin in Wyoming.

          Louisiana Generating has a coal transportation agreement with Burlington Northern and Santa Fe Railway and American Commercial Terminal beginning in March 2000. Burlington Northern and Santa Fe Railway, headquartered in Fort Worth, Texas , transports a variety of manufacturing, agricultural and natural resource commodities, chemicals, consumer and food products, and motor vehicles and automotive parts. American Commercial Terminal, headquartered in Jeffersonville, Indiana is a general cargo stevedore and warehousing logistics specialist which operates a terminal offering barge, rail and truck trans-loading for a variety of commodities including steel, paper, lumber and coal.

Natural Gas Supply

          The Cajun facilities include a 17.5 mile natural gas pipeline with interconnections to Bridgeline Gas Distribution LLC, Acadian Gas Pipeline System and Texas Eastern Transmission Corporation. Under the power sales agreement, NRG Power Marketing may acquire natural gas and gas transportation rights for NRG South Central’s benefit.

Environmental Matters

          Environmental laws generally require air emissions and water discharges to meet specified limits. They also impose potential joint and several liability, without regard to fault, on the generators of various hazardous substances to manage these materials properly and to clean up property affected by the production and discharge of such substances. The long-term, all-requirements power supply agreements under which NRG South Central sells a majority of the energy and capacity generated by the Cajun facilities contain clauses allowing Louisiana Generating to pass through to the distribution cooperatives their share of increased costs resulting from any changes in environmental law. NRG South Central estimates that it will expend approximately $10 million between 2001 and 2005 related to the environmental compliance of the Cajun facilities, including expenditures for construction of spill containment structures, installation of additional monitoring wells and removal of asbestos.  No significant amounts are expected to be spent for environmental compliance on the other facilities owned, operated and under construction by NRG South Central as of December 31, 2000.

Remediation

Under various federal, state and local environmental laws and regulations, a current or previous owner or operator of any facility, including an electric generating facility, may be required to investigate and remediate past releases or threatened releases of hazardous or toxic substances or petroleum products located at the facility, and may be held liable to a governmental entity or to third parties for property damage, personal injury and investigation and remediation costs incurred by the party in connection with any releases or threatened releases. These laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980,as amended by the Superfund Amendments and Reauthorization Act of 1986, impose liability without regard to whether the owner knew of or caused the presence of the hazardous substances, and courts have interpreted liability under such laws to be strict and joint and several. The cost of investigation, remediation or removal of any hazardous or toxic substances or petroleum products could be substantial. NRG South Central believes, however, that the risk of material remediation liability in connection with its ownership and operation of the Cajun facilities is low because both Big Cajun I and Big Cajun II were “Greenfield” facilities when constructed and neither has a history of large off-site shipments of hazardous waste from the facilities.  No significant remediation costs are expected of the other facilities that NRG South Central owned, operated and had under construction as of December 31, 2000.

          In connection with the acquisition of the Cajun facilities, the trustee in Cajun Electric's Chapter 11 bankruptcy proceedings commissioned an environmental consulting firm to conduct a “Phase I” environmental investigation to evaluate the potential existence of contamination at the Cajun facilities and whether remediation of such facilities would be required. A Phase I environmental investigation typically involves a review of documents maintained by the facility with respect to conditions at the facility; interviews with facility personnel; review of governmental agency files; research into historical operations at a facility; and a visual inspection of the facility. The Phase I environmental investigation of the Cajun facilities showed no material risks associated with the disposal of hazardous wastes and no material remedial concerns with past spills or leaks of hazardous materials.

Forward-Looking Statements

          Certain statements included in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. While NRG South Central believes that the expectations expressed in such forward-looking statements are reasonable, we can give no assurances that these expectations will prove to have been correct. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause the actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

•	Economic conditions including inflation rates and monetary exchange rate fluctuations;
•	Trade, monetary, fiscal, taxation, and environmental policies of governments, agencies and similar organizations in geographic areas where NRG South Central has a financial interest;
•	Customer business conditions including demand for their products or services and supply of labor and materials used in creating their products and services;
•	Financial or regulatory accounting principles or policies imposed by the Financial Accounting Standards Board, the Securities and Exchange Commission, the Federal Energy Regulatory Commission and similar entities with regulatory oversight;
•	Availability or cost of capital such as changes in: interest rates; market perceptions of the power generation industry, the NRG South Central or any of its subsidiaries; or security ratings;
•	Factors affecting power generation operations such as unusual weather conditions; catastrophic weather-related damage; unscheduled generation outages, maintenance or repairs; unanticipated changes to fossil fuel, or gas supply costs or availability due to higher demand, shortages, transportation problems or other developments; environmental incidents; or electric transmission or gas pipeline system constraints;
•	Employee workforce factors including loss or retirement of key executives, collective bargaining agreements with union employees, or work stoppages;
•	Volatility of energy prices in a deregulated market environment;
•	Increased competition in the power generation industry;
•	Cost and other effects of legal and administrative proceedings, settlements, investigations and claims;
•	Technological developments that result in competitive disadvantages and create the potential for impairment of existing assets;
•	Factors associated with various investments including competition, operating risks, dependence on certain suppliers and customers, and environmental and energy regulations;
•	Limitations on NRG South Central's ability to control the development or operation of projects in which the Company has less than 100% interest;
•	The lack of operating history at development projects, the lack of NRG South Central's operating history at the projects not yet owned and the limited operating history at the remaining projects provide only a limited basis for management to project the results of future operations;
•	Risks associated with timely completion of projects under construction, including obtaining competitive contract, obtaining regulatory and permitting approvals, local opposition, construction delays and other factors beyond NRG South Central's control;
•	The failure to timely satisfy the closing conditions contained in the definitive agreements for the acquisitions of projects subject to definitive agreements but not yet closed, many of which are beyond NRG South Central's control;
•	Factors challenging the successful integration of projects not previously owned or operated by NRG South Central, including the ability to obtain operating synergies;
•	Changes in government regulation or the implementation of government regulations, including pending changes within or outside of California as a result of the California energy crisis which could adversely affect the continued deregulation of the electric industry;
•	Other business or investment considerations that may be disclosed from time to time in our Securities and Exchange Commission filings or in other publicly disseminated written documents.

          NRG South Central undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors that could cause NRG South Central’s actual results to differ materially from those contemplated in any forward-looking statements included in this Form 10-K should not be construed as exhaustive.

Item 2 – Properties

Listed below are descriptions of NRG South Central’s interests in facilities, operations and/or projects under construction as of December 31, 2000:

Competitive  Power Production Facilities

Name and Location of Facility	Earlier of Commercial Operation or Date of Acquisition	Net Capable Capacity (MW)	NRG Percentage Ownership	Fuel Type	Dispatch Type
Big Cajun I
Unit 1	1972	110	100%	Natural Gas	Intermediate/Peaking
Unit 2	1972	110	100%	Natural Gas	Intermediate/Peaking
Big Cajun II
Unit 1	1981	575	100%	Coal	Base Load
Unit 2	1981	575	100%	Coal	Base Load
Unit 3	1983	338	58%	Coal	Base Load
Sterlington(2)	2000	200	100%	Natural Gas	Peaking
Big Cajun I Peaking	2000(1)	238	100%	Natural Gas	Peaking
SRW Cogen	2000(1)	225	50%	Natural Gas	Base Load/Intermediate

(1)      Currently under construction, Big Cajun I Peaking is expected to begin commercial operation in June 2001, and SRW Cogen is expected to begin commercial operation in the summer of 2001.

(2)      Currently under construction.

Other Facilities

NRG New Roads Holdings LLC owns certain assets acquired in conjunction with the purchase of the Cajun facilities, which are currently held for sale, these assets consist primarily of land, mineral rights and a 540 MW General Electric steam turbine generator.

Item 3 – Legal Proceedings

There are no material legal proceedings pending, other than ordinary routine litigation incidental to NRG South Central’s business, to which NRG South Central is a party. There are no material legal proceedings to which an officer or director is a party or has a material interest adverse to NRG South Central or its subsidiaries.

There are no material administrative or judicial proceedings arising under environmental quality or civil rights statutes pending or known to be contemplated by governmental agencies to which NRG South Central is or would be a party.

NRG South Central may become involved in or threatened with various legal proceedings from time to time arising in the ordinary course of business. NRG South Central does not believe that any liability arising from any of these proceedings will have a material adverse effect on the operation of its business or its financial position.

PART II

Item 5 – Market for the Registrant’s Common Equity and Related Stockholder Matters

          There is no public market for the shares of NRG South Central as it is an indirect wholly-owned subsidiary of NRG Energy.

          In connection with the formation of NRG South Central, on January 12, 2000, NRG South Central issued to NRG Central U.S. LLC and South Central Generation Holding LLC 500 membership units in exchange for $500.00.  The units were issued under an exemption from the Securities Act under Rule 506 of Regulation D.

Item 7 -       Management’s Discussion and Analysis of Financial
                              Condition and Results of Operations

          Management's Discussion and Analysis of Financial Condition and Results of Operations is omitted per conditions as set forth in General Instructions I (1) (a) and (b) of Form 10-K for wholly owned subsidiaries.  It is replaced with management’s narrative analysis of the results of operations set forth in General Instructions I (2) (a) of Form 10-K for wholly-owned subsidiaries (reduced disclosure format).  This analysis will primarily discuss NRG South Central’s revenue and expense items for the period ended March 30, 2000 (Inception) through December 31, 2000.

RESULTS OF OPERATIONS

Revenues

          For the period March 30, 2000 (Inception) through December 31, 2000, total revenue was $309.1 million.  This consisted primarily of sales from long-term agreements, which represent approximately 81.0% of total revenue. The remaining revenue of $59 million consists primarily of sales from short-term spot and bilateral agreements.

Operating Costs and Expenses

          Operating costs for the period March 30, 2000 (Inception) through  December 31, 2000 were $201.6 million. This represented approximately 65.2% of total revenues.  Operating costs consisted of expenses for fuel, and plant operations and maintenance.

          Fuel expense for the period March 30, 2000 (Inception) through December 31, 2000 was $173.9 million.  This included $97.7 million of coal, $44.6 million of energy purchases, $9.9 million of natural gas and $21.7 million of fuel oil, diesel and other related costs.  Fuel expense for the year ended December 31, 2000, represented approximately 56.2% of total revenues.

          Plant operations and maintenance expense for the period March 30, 2000 (Inception) through December 31, 2000 was $27.7 million.  This expense represented 9.0% of total revenues.  Plant operations and maintenance included labor of $10.5 million, maintenance parts, supplies and services of $13.5 million, and property taxes and other expenses of $3.7 million, for the period ended December 31, 2000.

Depreciation and amortization

          Depreciation and amortization costs were $20.7 million for the period March 30, 2000 (Inception) through  December 31, 2000. The depreciation expense was primarily related to the acquisition costs of primarily the Cajun facilities, which are being depreciated over twenty-five to forty years.

General and administrative expense

          General and administrative expenses were $5.6 million for the period March 30, 2000 (Inception) through  December 31, 2000.  These expenses represented approximately 1.8% of total revenues.  General and administrative expenses include costs for outside legal and other contract services, payments to NRG Energy for corporate services, expenses related to office administration, as well as costs for certain employee benefits.

Interest expense

          Interest expense for the period March 30, 2000 (Inception) through December 31, 2000 was $56.0 million.  This included $55.5 million of interest and $0.5 million of amortization.  The interest relates to $800 million of senior secured bonds issued to finance the acquisition of the Cajun facilities.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (the FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), subsequently amended by SFAS No. 137 and SFAS No. 138.  SFAS No. 133 requires NRG South Central to record all derivatives on the balance sheet at fair value.  Changes in the fair value of non-hedge derivatives will be immediately recognized in earnings. Changes in fair values of derivatives accounted for as hedges will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of other accumulated comprehensive income until the hedged transactions occur and are recognized in earnings.  The ineffective portion of a hedging derivative’s change in fair value will be immediately recognized in earnings.

SFAS 133 will apply to NRG South Central’s energy and energy related commodities, financial instruments, long-term power sales contracts and long-term fuel purchase contracts used to mitigate variability in earnings due to fluctuations in spot market prices, hedge fuel requirements at generation facilities and protect our investment in fuel inventories.

NRG South Central adopted SFAS No. 133 on January 1, 2001, as required, and expects the following:

•  A one-time after-tax unrealized gain of $0.5 million recorded to other accumulated comprehensive income for the initial adoption of SFAS No. 133 during the quarter ended March 31, 2001.

•  Increased volatility in future earnings due to the impact of market fluctuations on derivative instruments used by NRG South Central.

          In September 2000, the FASB issued Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – A Replacement of FASB Statement No. 125 (SFAS No. 140). SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125’s provisions without reconsideration. SFAS No. 140 is effective for NRG South Central’s fiscal year ending December 31, 2001. The adoption of SFAS No. 140 is not expected to have a significant impact on NRG South Central’s consolidated financial position or results of operations.

Item 7 A- Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

          NRG South Central may use interest rate hedging contracts to mitigate the risks associated with movements in interest rates and, when deemed appropriate, may enter into swap agreements effectively converting floating rate obligations into fixed rate obligations. NRG South Central and its subsidiaries have primarily fixed rate long-term debt outstanding at December 31, 2000. As a result, NRG South Central is not significantly exposed to losses due to fluctuations in interest rates.

Commodity Price Risk

          NRG South Central is exposed to commodity price variability in electricity, emission allowances and natural gas and coal used to meet fuel requirements. To manage earnings volatility associated with these commodity price risks, NRG South Central, through its affiliate NRG Power Marketing, enters into commodity contracts, which may take the form of fixed price, floating price or indexed forward sales or purchases, swaps, and options, such as puts, calls and basis transactions.

          Through NRG Power Marketing, NRG South Central utilizes a “Value-at-Risk” (VAR) model to determine the maximum potential three-day loss in the fair value of the commodity price related financial instruments.  The VAR for NRG South Central assumes a 95% confidence interval and reflects NRG South Central’s merchant strategy, the generation assets, load obligations and bilateral physical and financial transactions of NRG South Central. The volatility estimate is based on a lognormal calculation of closing prices for the latest 30 days for forward markets where NRG South Central has exposure. This model encompasses the Entergy region.

          The estimated maximum potential three-day loss in fair value of the commodity price related financial instruments, calculated using the VAR model is approximately $3.3 million for the year ended December 31, 2000.

Credit Risk

          NRG South Central is exposed to credit risk in its risk management activities. Credit risk relates to the risk of loss resulting from the nonperformance by a counter party of its contractual obligations. Through NRG Energy’s Treasury department, NRG South Central maintains credit policies intended to minimize overall credit risk and actively monitors these policies to reflect changes in scope of operations. NRG South Central conducts standard credit reviews for all of its counter parties. NRG South Central does not believe its exposure to credit risk is significant.

Item 8 – Financial Statements and Supplementary Data

REPORT OF INDEPENDENT ACCOUNTANTS

To the Management Committee of
NRG South Central Generating LLC:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of members' equity and of cash flows present fairly, in all material respects, the financial position of NRG South Central Generating LLC and its subsidiaries at December 31, 2000, and the results of their operations and their cash flows for the period March 30, 2000 (Inception) through December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
March 2, 2001

Report of Independent Accountants

To the Management Committee of
NRG South Central Generating LLC:

In our opinion, the accompanying carve-out statement of certain revenue and expenses presents fairly, in all material respects, the certain revenue and expenses shown therein of the Cajun Electric (Cajun Facilities) business acquired by Louisiana Generating LLC for the period January 1, 2000 through March 30, 2000, in conformity with accounting principles generally accepted in the United States of America. This financial statement is the responsibility of NRG South Central Generating LLC's management; our responsibility is to express an opinion on this financial statement based on our audit. We conducted our audit of this statement in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the statement of certain revenue and expenses is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement, accessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for the opinion expressed above.

As described in Note 12, the accompanying carve-out financial statement was prepared to present certain revenue and expenses related to the Cajun Facilities and is not intended to be a complete presentation of revenue and expenses of Cajun Electric Power Cooperative, Inc.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
March 2, 2001

NRG SOUTH CENTRAL GENERATING LLC

CONSOLIDATED BALANCE SHEET

December 31, 2000
(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 3,146
Accounts receivable	52,644
Inventory	24,214
Prepaid expenses	1,576
Total current assets	81,580
NON-CURRENT ASSETS:
Investment in projects	15,344
Property, plant & equipment, net	1,088,908
Decommissioning fund investments	3,863
Deferred financing costs, net	10,086
Other assets	7,595
Total assets	$1,207,376

LIABILITIES AND MEMBERS' EQUITY

LIABILITIES:
Current liabilities:
Current portion of long-term debt	$ 25,250
Accounts payable	2,807
Accounts payable – affiliates	40,584
Accrued fuel and purchased power expense	14,545
Accrued interest	21,310
Other current liabilities	7,755
Total current liabilities	112,251
Long-term debt	763,500
Other non-current liabilities	4,863
Total Liabilities	880,614
Commitments and Contingencies
MEMBERS' EQUITY	326,762
Total liabilities and members' equity	$1,207,376

See accompanying notes to consolidated financial statements.

NRG SOUTH CENTRAL GENERATING LLC

CONSOLIDATED STATEMENT OF OPERATIONS

		(Successor) For the Period March 30, 2000 (Inception) Through December 31, 2000
	(Predecessor) Carve-Out For the Three Months Ended March 30, 2000

	(Note 12)
(In thousands)
Operating Revenues
Revenues from wholly-owned operations	$77,406	$309,063
Operating Costs and Expenses
Cost of operations	58,628	201,617
Depreciation and amortization	9,647	20,712
General and administrative expenses	2,423	5,612
Operating Income	6,708	81,122
Other (Income) Expense
Other income, net	(521)	(875)
Interest expense	-	55,981
Excess of revenues over costs and expenses	$7,229
Net income		$26,016

See accompanying notes to consolidated financial statements.

NRG SOUTH CENTRAL GENERATING LLC

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Period
March 30, 2000
(Inception)
Through
December 31, 2000
(In thousands)
Cash flows from operating activities:
Net income	$26,016
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	20,712
Amortization of deferred finance costs	487
Changes in assets and liabilities:
Accounts receivable	(52,644)
Inventories	8,872
Prepaid expenses	(1,376)
Accounts payable	2,807
Accounts payable — affiliates	2,988
Accrued fuel and purchased power expense	14,545
Accrued interest	21,310
Other current liabilities	6,478
Cash provided by changes in other assets and liabilities	(3,711)
Net cash provided by operating activities	46,484
Cash flows from investing activities:
Business acquisition, net of liabilities assumed	(1,055,927)
Proceeds from disposition of property and equipment	9,017
Investment in decommissioning fund	(306)
Capital expenditures	(12,130)
Net cash used in investing activities	(1,059,346)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	800,000
Deferred financing costs	(10,410)
Contributions by members	269,668
Distributions to members	(32,000)
Repayments of long-term borrowings	(11,250)
Net cash provided by financing activities	1,016,008
Net increase in cash and cash equivalents	3,146
Cash and cash equivalents at beginning of period	-
Cash and cash equivalents at end of period	$3,146

Supplemental Disclosures of Cash Flow Information
Interest paid	$33,485
Supplemental Disclosures of Non-Cash Information
Assets of NRG Sterlington Power and SRW Cogeneration were contributed to NRG South Central in the amount of:	$63,078
Capital expenditures contributed to NRG Sterlington	$9,572
Liabilites assumed in acquisitions	$4,833

See accompanying notes to consolidated financial statements.

NRG SOUTH CENTRAL GENERATING LLC

CONSOLIDATED STATEMENT OF MEMBERS' EQUITY

(In thousands)
Balance, March 30, 2000 (Inception)	$ —
Contributions from members	332,746
Distributions to members	(32,000)
Net Income	26,016
Balance December 31, 2000	$326,762

See accompanying notes to consolidated financial statements.

NRG SOUTH CENTRAL GENERATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          NRG South Central Generating LLC (NRG South Central), a Delaware Corporation formed in 2000, is an indirect wholly-owned subsidiary of NRG Energy, Inc. (NRG Energy). NRG South Central owns 100% of Louisiana Generating LLC (Louisiana Generating), NRG New Roads Holding LLC (New Roads), NRG Sterlington Power LLC (Sterlington), Big Cajun I Peaking Power LLC (Big Cajun Peaking), NRG Sabine River Works LP LLC (Sabine River Works LP) and NRG Sabine River Works GP LLC (Sabine River Works GP).  NRG South Central's members are NRG Central U.S. LLC (NRG Central) and South Central Generation Holding LLC (South Central Generation). NRG Central and South Central Generation are wholly owned subsidiaries of NRG Energy, each of which owns a 50% interest in NRG South Central.

          NRG South Central was formed for the purpose of financing, acquiring, owning, operating and maintaining through its subsidiaries and affiliates the facilities owned by Louisiana Generating and any other facilities that it or its subsidiaries may acquire in the future.

          Pursuant to a competitive bidding process, following the Chapter 11 bankruptcy proceeding of Cajun Electric Power Cooperative, Inc. (Cajun Electric), Louisiana Generating acquired the non-nuclear electric power generating assets of Cajun Electric. New Roads was formed for the purpose of holding assets that Louisiana Generating acquired from Cajun Electric which are not necessary for the operation of the newly acquired generating facilities and, with respect to some of these assets, may not be held by Louisiana Generating under applicable federal regulations.

Note 1 — Business Developments

          On March 31, 2000, for approximately $1,055.9 million, Louisiana Generating acquired 1,708 MW of electric power generation facilities located in New Roads, Louisiana (Cajun facilities). The acquisition was financed through a combination of project level long-term non-recourse debt issued by NRG South Central and equity contributions from NRG South Central’s members. Louisiana Generating is a guarantor of the bonds issued on March 30, 2000 to acquire the Cajun facilities.  The acquisition was accounted for under purchase accounting with the aggregate purchase price allocated among the acquired assets and liabilities assumed.

          Pursuant to a project development agreement between NRG Energy and Koch Power, Inc., NRG Energy agreed in April 1999 to participate in the development of an approximately 200 MW simple cycle gas peaking facility in Sterlington, Louisiana. Development of the facility had been commenced by Koch Power’s affiliate, Koch Power Louisiana LLC, a Delaware limited liability company. In August 2000, NRG Energy acquired 100% of Koch Power Louisiana from Koch Power, and renamed it NRG Sterlington Power LLC and contributed the subsidiary to NRG South Central. As of December 31, 2000, approximately 60 MW of capacity was operational with the remainder expected to be operational in April 2001. NRG Sterlington Power was designated as an unrestricted subsidiary of NRG South Central pursuant to NRG South Central’s senior secured bonds.

          Big Cajun I Peaking Power LLC was formed in July 2000 for the purpose of developing, owning and operating an approximately 240 MW simple cycle natural gas peaking facility expansion project at the Big Cajun I site in New Roads, Louisiana. Big Cajun I Peaking Power has commenced the construction of the expansion project. The energy and capacity generated by the expansion project may be used to help meet Louisiana Generating’s obligations under the Cajun facilities’ power purchase agreements, with any excess power and capacity being marketed by NRG Power Marketing. The expansion project is targeted to begin commercial operation in June 2001. Big Cajun I Peaking Power was designated as an unrestricted subsidiary of NRG South Central pursuant to NRG South Central’s senior secured bonds.

During November 2000, NRG Energy acquired a 49% limited partnership interest and a 1% general partnership interest in SRW Cogeneration Limited Partnership (SRW Cogeneration) for $15 million and contributed the partnership interests to NRG Sabine River Works LP LLC and NRG Sabine River Works GP LLC, Delaware limited liability companies wholly owned by NRG South Central. SRW Cogeneration is constructing and will own an approximately 450 MW natural gas-fired cogeneration plant at the Dupont Company’s Sabine River Works petrochemical facility near Orange, Texas. Subsidiaries of Conoco, Inc. own the other 49% limited and 1% general partnership interests in SRW Cogeneration.

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

          The consolidated financial statements include the accounts of NRG South Central and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Accounting policies for all of NRG South Central’s operations are in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates in Financial Statements

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

          In recording transactions and balances resulting from business operations, NRG South Central uses estimates based on the best information available. Estimates are used for such items as plant depreciable lives, and uncollectible accounts,  among others. As better information becomes available (or actual amounts are determinable), the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.

Cash and Cash Equivalents

          NRG South Central considers cash to include cash and short-term investments with original maturities of three months or less.

Inventory

          Inventory consists of coal, spare parts and fuel oil and is stated at the lower of weighted average cost or market.

Prepaid Expenses

          Prepaid expenses include insurance, taxes and other prepayments.

Property, Plant and Equipment

          Property, plant and equipment are stated at cost. Depreciation is computed on a straight-line basis over the following estimated useful lives:

Facilities, machinery and equipment	25 to 40 years
Office furnishings and equipment	3 to 10 years

Deferred Financing Costs

          Deferred financing costs consist of legal and other costs incurred to obtain debt financing. These costs are being amortized over the terms of the related debt.

Revenue Recognition

          Revenues from the sale of electricity are recorded based upon the output delivered and capacity provided at rates specified under contract terms or prevailing market rates. Under fixed-price contracts, revenues are recognized as products or services are delivered.  Revenues and related costs under cost reimbursable contract provisions are recorded as costs are incurred.  Anticipated future losses on contracts are charged against income when identified.

Power Marketing Activities

          NRG South Central has entered into a contract with a marketing affiliate for the sale of energy, capacity and ancillary services produced, which enables the affiliate to engage in forward sales and hedging transactions to manage NRG South Central’s electricity price exposure. Net gains or losses on hedges by the marketing affiliate, which are physically settled, are recognized in the same manner as the hedged item. NRG South Central receives the net transaction price on all contracts that are physically settled by its marketing affiliate.

Income Taxes

          NRG South Central’s  net income or loss for income tax purposes, along with any associated tax credits, is included in the tax returns of NRG Energy. Accordingly, no provision has been made for federal or state income taxes in the accompanying financial statements.

          As of December 31, 2000, the accompanying financial statements report a balance (in thousands) of $1,088,908 for net property, plant and equipment. The tax basis of this property is estimated to be (in thousands) $1,071,512.  The primary difference is due to accelerated tax depreciation.

Summary of Cajun Electric (Predecessor) Cash Flows

          Summarized cash flows from operating and investing activities for Cajun Electric (Predecessor) for the three months ended March 30, 2000 were as follows:

(In thousands)
Cash flows from operating activities:
Excess of revenues over costs and expenses	$7,229
Adjustments to reconcile net margins to net cash:
Depreciation and amortization	9,647
Asset dispositions	15
Changes in accounts receivable	2,133
Changes in fuel and prepayments	(4,153)
Changes in accounts payable and accrued expenses	6,058
Net cash provided by operating activities	20,929
Cash flows for investing activities
Capital expenditures	(1,142)

New Accounting Pronouncements

          In June 1998, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), subsequently amended by SFAS No. 137 and SFAS No. 138.  SFAS No. 133 requires NRG South Central to record all derivatives on the balance sheet at fair value. Changes in the fair value of non-hedge derivatives will be immediately recognized in earnings.  Changes in fair values of derivatives accounted for as hedges will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments, or, for forecasted transactions, deferred and recorded as a component of other accumulated comprehensive income until the hedged transactions occur and are recognized in earnings.  The ineffective portion of a hedging derivative’s change in fair value will be immediately recognized in earnings.

          SFAS No. 133 will apply to NRG South Central’s energy and energy related commodities financial instruments, long-term power sales contracts and long-term fuel purchase contracts used to mitigate variability in earnings due to fluctuations in spot market prices, hedge fuel requirements at generation facilities and protect its investment in fuel inventories.

          NRG South Central has adopted SFAS No. 133 effective January 1, 2001. The effect of adopting SFAS No. 133 was as follows:

•	A one-time after-tax unrealized gain of $0.5 million recorded to other accumulated comprehensive income related to the initial adoption of SFAS No. 133 during the quarter ended March 31, 2001; and
•	Increased volatility in future earnings is possible due to the impact of market fluctuations on derivative instruments used by NRG South Central.

          In September 2000, the FASB issued Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – A Replacement of FASB Statement No. 125 (SFAS No. 140). SFAS No. 140 revises the standards for accounting for securizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125’s provisions without reconsideration. SFAS No. 140 is effective for NRG South Central’s fiscal year ending December 31, 2001. The adoption of SFAS No. 140 is not expected to have a significant impact on NRG South Central’s consolidated financial position or results of operations.

Note 3 — Pro Forma Results of Operations (Unaudited)

          On March 31, 2000, we completed the acquisition of two fossil fueled generating plants from Cajun Electric Power Cooperative, Inc. for approximately $1,055.9 million. The following information summarizes the pro forma results of operations for the year ended December 31, 2000 as if the acquisition had occurred as of the beginning of the year. The pro forma information presented is for informational purposes only and is not necessarily indicative of future earnings or financial position or of what the earnings and financial position would have been had the acquisition of the Cajun facilities been consummated at the beginning of the respective periods or as of the date for which pro forma financial information is presented.

Pro Forma
Year Ended
December 31, 2000
(In thousands)
Revenues	$386,469
Operating Costs	260,245
Depreciation and Amortization	27,769
General and Administrative Expenses	8,035
Operating Income	90,420
Other Expense (Income), net	(1,396)
Interest Expense	74,293
Net Income	$17,523

Note 4 — Property, Plant and Equipment

          Property, plant and equipment consists of the following:

December 31, 2000
(In thousands)
Land	$14,308
Facilities, machinery and equipment	1,044,053
Office furnishings and equipment	3,630
Construction in progress	47,595
Accumulated depreciation	(20,678)
Property, plant and equipment (net)	$1,088,908

          Property, plant and equipment consist primarily of the electric generating facilities acquired from Cajun Electric. The assets are comprised of Units 1 and 2 of Big Cajun I and 100% of Units 1 and 2 and 58% of Unit 3 of Big Cajun II; an energy control center and headquarters building; 4,175 acres of land near Coushatta, Louisiana; a 540 MW General Electric Steam turbine generator; a 17.5 mile gas pipeline system; and certain transmission assets and all other substations. In addition, property, plant and equipment consists of the 200 MW simple cycle natural gas peaking facility located in Sterlington, Louisiana.

          Certain of the acquired assets are not necessary for the operation of the electric generating facilities, and with respect to some of the assets, may not be held by Louisiana Generating under applicable federal regulations. These assets were transferred to and are being held by New Roads for resale. As of December 31, 2000, the assets are carried at $25.6 million which represents the lower of the assets cost or fair value less cost to sell. These assets consist primarily of: a 4,175 acre parcel of land near Coushatta, Louisiana currently used for timber production, wildlife conservation and farming; a 2,466 acre segment of the Big Cajun II property that was held by Cajun Electric as a future ash disposal site currently being leased for farming; mineral rights to a seven acre parcel of land in New Roads, Louisiana; and a 540 MW General Electric steam turbine generator.

Note 5 — Long Term Debt

          On March 30, 2000, NRG South Central entered into a 364 day $40 million floating rate working capital revolving facility.  The proceeds of this facility will be used to finance NRG South Central’s working capital needs.  As of December 31, 2000, NRG South Central has available $40 million under this facility.

          On March 30, 2000, NRG South Central issued $800 million of senior secured bonds in two tranches. The first tranche was for $500 million with a coupon of 8.962% and a maturity of 2016. The second tranche was for $300 million with a coupon of 9.479% and a maturity of 2024. Interest on the bonds is payable in arrears on each March 15 and September 15. Principal payments will be made semi-annually on each March 15 and September 15 with $25,250,000 due in 2001, $25,500,000 due in 2002 and 2003, $15,000,000 due in 2004 and 2005, with the remaining $682,500,000 due between March 15, 2006 and September 15, 2024. The proceeds of the bonds were used to finance NRG South Central’s acquisition of the Cajun generating facilities on March 31, 2000. On December 13, 2000, NRG South Central commenced an Exchange offer of these bonds with registered bonds. The Exchange offer was closed on January 19, 2001.

          NRG South Central’s obligations in respect to the bonds are secured by a security interest in NRG Central's and South Central Generation's interests in NRG South Central and its membership interest in Louisiana Generating; all of the assets related to the Cajun facilities including our rights under all intercompany notes between NRG South Central and Louisiana Generating but excluding those assets specifically held for resale; the revenue account and the debt service reserve account.

          Louisiana Generating issued a guarantee in favor of the bondholders, which unconditionally and irrevocably guarantees the payment of principal, of premium (if any) and interest on the bonds. The guarantee is a guarantee of payment and the bond trustee is entitled to make demands for payment under the guarantee any time that amounts due and payable on the bonds have not been paid.

          The obligations of Louisiana Generating are secured by a mortgage with respect to Big Cajun I and II and an interest in:

•	All of Louisiana Generating's interest in the Cajun facilities and substantially all personal property associated with the Cajun facilities except for fixtures not located on the Cajun facilities and the assets specifically held for resale;

•	Substantially all contracts, associated with the Cajun facilities to which Louisiana Generating is a party and all consents to the assignment of these contracts that have been obtained;
•	All licenses, permits and governmental approvals associated with the Cajun facilities;
•	All insurance policies associated with the Cajun facilities and all monies paid to Louisiana Generating on these policies;
•	All revenues of the Cajun facilities, including revenues from power sales contracts entered into by NRG Power Marketing or any other entity which has entered into a power marketing agreement with Louisiana Generating associated with the Cajun facilities; and the revenue account.

Optional Redemption

          NRG South Central may redeem the bonds in whole or in part at any time at a redemption price equal to:

•	100% of the principal amount of the bonds being redeemed, plus
•	interest on the bonds being redeemed, accrued and unpaid to, but excluding, the date of redemption, plus
•	a make whole premium based on an amount equal to the excess, if any, of (a) the discounted present value of all interest and principal payments scheduled to become due in respect to the bonds to be redeemed (such discounted present value to be determined on the basis of a discount rate equal to (i) the treasury rate and (ii) 50 basis points), over (b) the outstanding principal amount of the applicable bonds to be redeemed.

Debt Service Reserve Account

          NRG South Central established a debt service reserve account for the benefit of the bondholders. This account must constitute at all times a sufficient fund to pay the scheduled principal and interest on the bonds due in the next six months. NRG South Central may fund this account with cash or credit support. NRG South Central has obtained credit support and therefore need not fund this account with cash. Currently the debt service reserve requirement is being satisfied by a guarantee given by NRG Energy.

Note 6 — Inventory

          Inventory, which is stated at the lower of weighted average cost or market, consists of:

December 31, 2000
(In thousands)
Coal	$8,099
Spare Parts	15,277
Fuel oil	838
Total	$24,214

Note 7 — Related Party Transactions

          Louisiana Generating entered into a power sale and agency agreement with NRG Power Marketing Inc., a wholly owned subsidiary of NRG Energy. The agreement is effective until December 31, 2030. Under the agreement, NRG Power Marketing Inc. will (i) have the exclusive right to manage, market and sell all power not otherwise sold or committed to or by Louisiana Generating, (ii) procure and provide to Louisiana Generating all fuel required to operate its respective facilities and (iii) market, sell and purchase all emission credits owned, earned or acquired by Louisiana Generating. In addition, NRG Power Marketing Inc. will have the exclusive right and obligation to direct the power output from the facilities.

          Under the agreement, NRG Power Marketing, Inc. pays to Louisiana Generating gross receipts generated through sales, less costs incurred by NRG Power Marketing, Inc. relative to its providing services (e.g. transmission and delivery costs, fuel cost, taxes, employee labor, contract services, etc.).

          During the period March 30, 2000 (Inception) through December 31, 2000, Louisiana Generating recorded gross receipts from NRG Power Marketing Inc. less costs incurred totaling $3.2 million.

          Louisiana Generating entered into an operation and maintenance agreement with NRG Operating Services, Inc., (NRG Operating Services) a wholly-owned subsidiary of NRG Energy. The agreement is perpetual in term until terminated in writing by Louisiana Generating or until earlier terminated upon an event of default. Under the agreement, at the request of Louisiana Generating, NRG Operating Services manages, oversees and supplements the operation and maintenance of the Cajun facilities.

          During the period March 30, 2000 (Inception) through December 31, 2000, Louisiana Generating incurred no operating and maintenance costs from NRG Operating Services.

          Louisiana Generating and NRG South Central each entered into an agreement with NRG Energy for corporate support and services. The agreement is perpetual in term until terminated in writing by Louisiana Generating or NRG South Central or until earlier terminated upon an event of default. Under the agreement, NRG Energy will provide services, as requested, in areas such as human resources, accounting, finance, treasury, tax, office administration, information technology, engineering, construction management, environmental, legal and safety. Under the agreement, NRG Energy is paid for personnel time as well as out-of-pocket costs.

          During the period March 30, 2000 (Inception) through December 31, 2000, Louisiana Generating and NRG South Central incurred approximately $0.5 million for corporate support and services.

          As of December 31, 2000, NRG South Central has an accounts payable-affiliates balance of approximately $40.6 million, which consisted primarily of a payable to NRG Energy for capitalized development costs incurred prior to the acquisition of the Cajun facilities and other expenses paid on its behalf.

Note 8 — Benefits Disclosures

          Louisiana Generating retained a number of the administrative and operating personnel of Cajun Electric upon acquisition of Cajun Electric's generating facilities. Prior to March 31, 2000 these employees were participants in the National Rural Electric Cooperative Association's Retirement and Security Program, a master multiple-employer defined benefit plan. Effective March 31, 2000, the Cooperative's defined benefit and 401-K plans were terminated and no pension obligation was assumed by Louisiana Generating or NRG Energy.  Louisiana Generating sponsors a cash balance pension plan arrangement whereby the employees are entitled to a pension benefit of approximately 7% of total payroll. The employees are also eligible to participate in a 401-K plan that provides for the matching of specified amounts of employee contributions to the plan.

          For the period March 30, 2000 (Inception) through December 31, 2000, NRG South Central recorded approximately $1 million of pension expense and approximately $265,000 of 401-K matching funds.

Note 9 — Sales to Significant Customers

          During the period March 30, 2000 (Inception) through December 31, 2000, sales to two customers accounted for 16.7% and 16.1%, respectively, of NRG South Central’s total revenues.  During March 2000, NRG South Central entered into certain power sales agreements with eleven distribution cooperatives that were customers of Cajun Electric prior to our acquisition of the Cajun facilities. The initial terms of these agreements provide for the sale of energy, capacity and ancillary services for periods ranging from four to 25 years. In addition, NRG South Central assumed Cajun Electric's obligations under four long-term power supply agreements. The terms of these agreements range from 10 to 26 years. These power sales agreements accounted for the majority (81.4%) of our total revenues during the period March 30, 2000 (Inception) through December 31, 2000 (Note 11).

Note 10 —Financial Instruments

          The estimated fair values of NRG South Central’s recorded financial instruments, as of December 31, are as follows:

	2000
	Carrying	Fair
(In thousands)	Amount	Value
Cash	$3,146	$3,146
Long-term debt, including current portion	788,750	817,922
Decommissioning funds	3,863	3,863

For cash, the carrying amount approximates fair value because of the short-term maturity of those instruments. The fair value of long-term debt is estimated based on the quoted market prices for similar issues. Decommissioning fund investments are comprised of various debt securities of the United States and are carried at amortized cost, which approximates their fair vaule.

Commodity Contracts

In the normal course of business, NRG South Central may employ a variety of off-balance sheet instruments to manage its exposure to fluctuations in interest rates and energy and energy related commodities prices. NRG South Central does not enter into transactions for speculative purposes.  Accordingly, NRG South Central classifies its derivative financial instruments as held or issued for purposes other than trading.

Interest rates

From time to time NRG South Central may use interest rate hedging instruments to protect it from an increase in the cost of borrowing. As of December 31, 2000, there were no such instruments outstanding.

Energy and energy related commodities

NRG South Central is exposed to commodity price variability in electricity, emission allowances, natural gas, oil and coal used to meet fuel requirements.  In order to manage these commodity price risks, NRG South Central enters into transactions for physical delivery of particular commodities for a specific period.  These financial instruments are used to hedge physical deliveries, which may take the form of fixed price, floating price or indexed sales or purchases, swaps and options, such as puts, calls and basis transactions.  These transactions are utilized to:

•	Manage and hedge its fixed-price purchase and sales commitments;
•	Reduce its exposure to the volatility of spot market prices;
•	Hedge fuel requirements at its generation facilities; and
•	Protect its investment in fuel inventories.

Note 11 — Commitments and Contingencies

Contractual Commitments

Power Supply Agreements with the Distribution Cooperatives

          During March 2000, Louisiana Generating entered into certain power supply agreements with eleven distribution cooperatives to provide energy, capacity and transmission services. The agreements are standardized into three types, Form A, B and C.

Form A Agreements

          Six of the distribution cooperatives entered into Form A power supply agreements. The Form A agreement is an all-requirements power supply agreement which has an initial term of 25 years, commencing on March 31, 2000. After the initial term, the agreement continues on a year-to-year basis, unless terminated by either party giving five years advanced notice.

          Under the Form A power supply agreement, Louisiana Generating is obligated to supply the distribution cooperative and is required to purchase all of the energy and capacity required by the distribution cooperative for service to its retail customers although the distribution cooperative has certain limited rights under which it can purchase energy and capacity from third parties.

          Louisiana Generating charges the distribution cooperative a demand charge, a fuel charge and a variable operation and maintenance charge. The demand charge consists of two components, a capital rate and a fixed operation and maintenance rate. The distribution cooperatives have an option to choose one of two fuel options; all six have selected the first option which is a fixed fee through 2004 and determined using a formula which is based on gas prices and the cost of delivered coal for the period thereafter. At the end of the fifteenth year of the contract, the cooperatives may switch to the second fuel option. The second fuel option consists of a pass-through of fuel costs, with a guaranteed coal heat rate and purchased energy costs, excluding the demand component in purchased power. From time to time Louisiana Generating may offer fixed fuel rates which the cooperative may elect to utilize. The variable operation and maintenance charge is fixed through 2004 and escalates at either approximately 3% per annum or in accordance with actual changes in specified indices as selected by the distribution cooperative. Five of the distribution cooperatives elected the fixed escalation provision and one elected the specified indices provision.

          The Form A agreement also contains provisions for special rates for certain customers based on the economic development benefits the customer will provide and other rates to improve the distribution cooperative's ability to compete with service offered by political subdivisions.

Form B Agreements

          One distribution cooperative selected the Form B Power Supply Agreement. The term of the Form B power supply agreement commences on March 31, 2000 and ends on December 31, 2024. The Form B power supply agreement allows the distribution cooperative the right to elect to limit its purchase obligations to "base supply" or also to purchase "supplemental supply." Base supply is the distribution cooperative's ratable share of the generating capacity purchased by Louisiana Generating from Cajun Electric. Supplemental supply is the cooperative's requirements in excess of the base supply amount. The distribution cooperative, which selected the Form B agreement, also elected to purchase supplemental supply.

          Louisiana Generating charges the distribution cooperative a monthly specific delivery facility charge of approximately 1.75% of the depreciated net book value of the specific delivery facilities, including additional investment. The distribution cooperative may assume the right to maintain the specific delivery facilities and reduce the charge to 1.25% of the depreciated net book value of the specific delivery facilities. Louisiana Generating also charges the distribution cooperative its ratable share of 1.75% of the depreciated book value of common delivery facilities, which include communications, transmission and metering facilities owned by Louisiana Generating to provide supervisory control and data acquisition, and automatic control for its customers.

          For base supply, Louisiana Generating charges the distribution cooperative a demand charge, an energy charge and a fuel charge. The demand charge for each contract year is set forth in the agreement and is subject to increase for environmental legislation or occupational safety and health laws enacted after the effective date of the agreement. Louisiana Generating can increase the demand charge to the extent its cost of providing supplemental supply exceeds $400/MW. The energy charge is fixed through 2004, and deceased slightly for the remainder of the contract term. The fuel charge is a pass through of fuel and purchased energy costs. The distribution cooperative may elect to be charged based on a guaranteed coal-fired heat rate of 10,600 Btu/kWh, and it may also select fixed fuel factors as set forth in the agreement for each year through 2008. The one distribution cooperative which selected this form of agreement elected to utilize the fixed fuel factors. For the years after 2008, Louisiana Generating will offer additional fixed fuel factors for five-year periods that may be elected. For the years after 2008, the distribution cooperative may also elect to have its charges computed under the pass through provisions with or without the guaranteed coal-fired heat rate.

          At the beginning of year six, Louisiana Generating will establish a rate fund equal to the ratable share of $18 million. The amount of the fund will be approximately $720,000. This fund will be used to offset the energy costs of the Form B distribution cooperatives which elected the fuel pass through provision of the fuel charge, to the extent the cost of power exceeds $0.04/kWh. Any funds remaining at the end of the term of the power supply agreement will be returned to Louisiana Generating.

Form C Agreements

          Four distribution cooperatives selected the Form C power supply agreement. The Form C power supply agreement is identical to the Form A power supply agreement, except for the following.

          The term of the Form C power supply agreement is for four years following the closing date of the acquisition of the Cajun facilities. The agreement can be terminated by the distribution cooperative at any time with 12 months prior notice given after the first anniversary of the acquisition closing date.

          Louisiana Generating will charge the distribution cooperative a demand rate, a variable operation and maintenance charge and a fuel charge. Louisiana Generating will not offer the distribution cooperatives which select the Form C agreement any new incentive rates, but will continue to honor existing incentive rates. At the end of the term of the agreement, the distribution cooperative is obligated to purchase the specific delivery facilities for a purchase price equal to the depreciated book value.

          Louisiana Generating must contract for all transmission service required to serve the distribution cooperative and will pass through the costs of transmission service to the cooperative. Louisiana Generating is required to supply at its cost, without pass through, control area services and ancillary services which transmission providers are not required to provide.

          Louisiana Generating owns and maintains the substations and other facilities used to deliver energy and capacity to the distribution cooperative and charges the cooperative a monthly specific delivery facility charge for such facilities; any additions to, or new delivery facilities. The initial monthly charge is 1% of the value of all of the distribution cooperative's specific delivery facilities. The cost of additional investment during the term of the agreement will be added to the initial value of the delivery facilities to calculate the monthly specific delivery facility charge.

Other Power Supply Agreements

          Louisiana Generating assumed Cajun Electric's rights and obligations under two consecutive long-term power supply agreements with South Western Electric Power Company (SWEPCO), one agreement with South Mississippi Electric Power Association (SMEPA) and one agreement with Municipal Energy Agency of Mississippi (MEAM).

          The SWEPCO Operating Reserves and Off-Peak Power Sale Agreement, terminates on December 31, 2007. The agreement requires Louisiana Generating to supply 100 MW of off-peak energy during certain hours of the day to a maximum of 292,000 MWh per year and an additional 100 MW of operating reserve capacity and the associated energy within ten minutes of a phone request during certain hours to a maximum of 43,800 MWh of operating reserve energy per year. The obligation to purchase the 100 MW of off-peak energy is contingent on Louisiana Generating's ability to deliver operating reserve capacity and energy associated with operating reserve capacity.

          The SWEPCO Operating Reserves Capacity and Energy Power Sale Agreement is effective January 1, 2008 through December 31, 2026. The agreement requires Louisiana Generating to provide 50 MW of operating reserve capacity within 10 minutes of a phone request. In addition, SWEPCO is granted the right to purchase up to 21,900 MWh/year of operating reserve energy.

          The SMEPA Unit Power Sale Agreement is effective through May 31, 2009, unless terminated following certain regulatory changes, changes in fuel costs or destruction of the Cajun facilities. The agreement requires Louisiana Generating to provide 75 MW of capacity and the associated energy from Big Cajun II, Unit 1 and an option for SMEPA to purchase additional capacity and associated energy if Louisiana Generating determines that it is available, in 10 MW increments, up to a total of 200 MW. SMEPA is required to schedule a minimum of 25 MW plus 37% of any additional capacity that is purchased. The capacity charge is fixed through May 31, 2004, and increases for the period June 1, 2004 through May 31, 2009 including transmission costs to the delivery point and any escalation of expenses. The energy charge is 110% of the incremental fuel cost for Big Cajun II,
Unit 1.

          The MEAM Power Sale Agreement is effective through May 31, 2010 with an option for MEAM to extend through September 30, 2015 upon five years advance notice. The agreement requires Louisiana Generating to provide 20 MW of firm capacity and associated energy with an option for MEAM to increase the capacity purchased to a total of 30 MW upon five years advance notice. The capacity charge is fixed. The operation and maintenance charge is a fixed amount which escalates at 3.5% per year. There is a transmission charge which varies depending upon the delivery point. The price for energy associated with the firm capacity is 110% of the incremental generating cost to Louisiana Generating and is adjusted to include transmission losses to the delivery point.

Coal Supply Agreement

          Louisiana Generating has entered into a coal supply agreement with Triton Coal. The coal is primarily sourced from Triton Coal's Buckskin and North Rochelle mines located in Powder River Basin, Wyoming. The Coal supply agreement commences March 31, 2000. The agreement is for the full coal requirements of Big Cajun II. The agreement establishes a base price per ton for coal supplied by Triton Coal. The base price is subject to adjustment for changes in the level of taxes or other government fees, charges and variations in the caloric value of the coal shipped. The base price is based on certain annual weighted average quality specifications, subject to suspension and rejection limits.

Coal Transportation Agreement

          Louisiana Generating entered into a coal transportation agreement with Burlington Northern and Santa Fe Railway and American Commercial Terminal. This agreement provides for the transport of all of the coal requirements of Big Cajun II from the mines in Wyoming to Big Cajun II.

Transmission and Interconnection Agreements

          Louisiana Generating assumed Cajun Electric's existing transmission agreements with Central Louisiana Electric Company, SWEPCO; and Entergy Services, Inc., acting as agent for Entergy Arkansas, Inc., Entergy Gulf States, Entergy Louisiana, Inc., Entergy Mississippi, Inc., and Entergy New Orleans, Inc. The Cajun facilities are connected to the transmission system of Entergy Gulf States and power is delivered to the distribution cooperatives at various delivery points on the transmission systems of Entergy Gulf States, Entergy Louisiana, Central Louisiana Electric Company and SWEPCO. Louisiana Generating also assumed from Cajun Electric 20 interchange and sales agreements with utilities and cooperatives, providing access to a 12 state area.

Note 12 — Predecessor Revenues and Expenses

          The accompanying Consolidated Statement of Operations contains a statement of certain revenues and expenses of Cajun Electric, the predecessor of Louisiana Generating, on a carve-out basis for the three months ended March 30, 2000. These results have been separated by a "black line" due to the change in basis of the assets of Cajun Electric on the date of our acquisition. These results represent certain revenues and expenses of Cajun Electric's non-nuclear electric generating business, which were acquired on March 30, 2000. The carve-out revenues and expenses exclude Cajun Electric's investment earnings, interest expense, bankruptcy reorganization costs and income taxes.

Note 13 — Jointly Owned Plant

          On March 30, 2000 Louisiana Generating acquired a 58% interest in the Big Cajun II, Unit 3 generation plant. Entergy Gulf States owns the remaining 42%. Big Cajun II, Unit 3 is operated and maintained by Louisiana Generating pursuant to a joint ownership participation and operating agreement. Under this agreement, Louisiana Generating and Entergy Gulf States are each entitled to their ownership percentage of the hourly net electrical output of Big Cajun II, Unit 3. All fixed costs are shared in proportion to the ownership interests. Fixed costs include the cost of operating common facilities. All variable costs are borne in proportion to the energy delivered to the owners. Our income statement includes our share of all fixed and variable costs of operating the unit. NRG South Central’s 58% share of the original cost included in Property, Plant and Equipment, at December 31, 2000 was $179.1 million. The corresponding accumulated depreciation and amortization was $3.4 million.

Note 14 — Decommissioning Fund

          NRG South Central is required by the State of Louisiana Department of Environmental Quality ("DEQ") to rehabilitate its Big Cajun II ash and wastewater impoundment areas upon removal from service of the Big Cajun II facilities. On July 1, 1989, a guarantor trust fund (the "Solid Waste Disposal Trust Fund") was established to accumulate the estimated funds necessary for such purpose. NRG South Central’s predecessor deposited $1.06 million in the Solid Waste Disposal Trust Fund in 1989, and funded $116,000 annually thereafter, based upon an estimated future rehabilitation cost (in 1989 dollars) of approximately $3.5 million and the remaining estimated useful life of the Big Cajun II facilities. Cumulative contributions to the Solid Waste Disposal Trust Fund and earnings on the investments therein are accrued as a decommissioning liability. At December 31, 2000, the carrying value of the trust fund investments and the related accrued decommissioning liability was approximately $3.9 million.  The trust fund investments are comprised of various debt securities of the United States and are carried at amortized cost, which approximates their fair value.

Note 15 — Condensed Consolidating Financial Information

          The following tables set forth the consolidating financial statements of NRG South Central Generating LLC (Bond Issuer); Louisiana Generating LLC (Bond Guarantor); NRG New Roads Holding LLC, NRG Sterlington Power LLC, Big Cajun I Peaking Power LLC, NRG Sabine River Works GP LLC and NRG Sabine River Works LP LLC (Unrestricted, Non-guarantor subsidiaries). The condensed consolidating financial statements present the unrestricted non-guarantor subsidiaries on a combined basis. The consolidating financial statements as of and for the period March 30, 2000 (Inception) through December 31, 2000 have been derived from the audited historical consolidated financial statements of NRG South Central.

NRG SOUTH CENTRAL GENERATING LLC
AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET
December 31, 2000
(Unaudited)

		Louisiana	South Central
	Unrestricted Non-	Generating LLC	Generating LLC
	Guarantor Subsidiaries	(Bond Guarantor)	(Bond Issuer)	Eliminations(1)	Consolidated Balance
(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ -	$ 3,146	$ -	$ -	$ 3,146
Accounts receivable	-	52,644	-	-	52,644
Interest receivable	-	-	21,297	(21,297)	-
Inventory	-	24,214	-	-	24,214
Prepaid expenses	46	1,530	-	-	1,576
Total current assets	46	81,534	21,297	(21,297)	81,580
Investment in Subsidiaries	-	-	314,151	(314,151)	-
Investment in Projects	15,344	-	-	-	15,344
Intercompany note receivable	-	-	788,750	(788,750)	-
Property, plant & equipment, net	89,301	999,607	-	-	1,088,908
Decommissioning fund investments	-	3,863	-	-	3,863
Deferred financing costs, net	-	10,065	21	-	10,086
Other assets	-	2,328	5,267	-	7,595
Total assets	$104,691	$1,097,397	$1,129,486	$(1,124,198)	$1,207,376

LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$ -	$ -	$ 25,250	$ -	$ 25,250
Intercompany note payable	-	25,250	-	(25,250)	-
Accounts payable	368	2,439	-	-	2,807
Accounts payable-affiliates, net	9,853	38,082	(7,351)	-	40,584
Accrued interest	-	21,297	21,310	(21,297)	21,310
Accrued fuel, purchased power and transmission expense	374	14,171	-	-	14,545
Accrued liabilities	1,295	6,460	-	-	7,755
Total current liabilities	11,890	107,699	39,209	(46,547)	112,251
Long-term debt	-	-	763,500	-	763,500
Intercompany note payable	-	763,500	-	(763,500)	-
Other long-term liabilities	-	4,863	-	-	4,863
Total liabilities	11,890	876,062	802,709	(810,047)	880,614
MEMBERS' EQUITY	92,801	221,335	326,777	(314,151)	326,762
Total liabilities and members' equity	$104,691	$1,097,397	$1,129,486	$(1,124,198)	$1,207,376

__________

(1)      All significant intercompany transactions have been eliminated in consolidation.

NRG SOUTH CENTRAL GENERATING LLC
AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS
For the Period March 30, 2000 (Inception) through December 31, 2000
(Unaudited)

		Louisiana Generating LLC (Bond Guarantor)
	Unrestricted, Non- Guarantor Subsidiaries		South Central Generating LLC (Bond Issuer)
				Eliminations(1)	Consolidated Balance
(In thousands)
Operating Revenues
Revenues from wholly-owned operations	$4,320	$309,010	$ -	$(4,267)	$309,063
Operating Costs and Expenses
Cost of operations	696	205,188	-	(4,267)	201,617
Depreciation and amortization	377	20,335	-	-	20,712
General and administrative expenses	265	5,175	172	-	5,612
Operating income	2,982	78,312	(172)	-	81,122
Other (Income) Expense
Other income, net	(65)	(651)	(56,217)	56,058	(875)
Equity in earnings of subsidiaries	-	-	(26,029)	26,029	-
Interest expense	-	55,981	56,058	(56,058)	55,981
Net income	$3,047	$22,982	$26,016	$(26,029)	$26,016

(1)      All significant intercompany transactions have been eliminated in consolidation.

NRG SOUTH CENTRAL GENERATING LLC
AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS
For the period March 30, 2000 (Inception) through December 31, 2000
(Unaudited)

		Louisiana	South Central
	Unrestricted Non-	Generating LLC	Generating LLC
	Guarantor Subsidiaries	(Bond Guarantor)	(Bond Issuer)	Eliminations(1)	Consolidated Balance
(In thousands)
Cash Flows from operating activities:
Net income	$3,047	$22,982	$26,016	$(26,029)	$26,016
Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	377	20,335	-	-	20,712
Amortization of deferred finance costs.	-	324	163	-	487
Distributions in excess of earnings	-	-	5,971	(5,971)	-
Changes in assets and liabilities:
Accounts receivable, net	-	(52,644)	-	-	(52,644)
Inventories	-	8,872	-	-	8,872
Prepaid expenses	(46)	(1,330)	-	-	(1,376)
Accounts payable	368	2,439	-	-	2,807
Accounts payable — affiliates	280	(330)	3,038	-	2,988
Accrued interest	-	21,297	21,310	(21,297)	21,310
Interest receivable	-	-	(21,297)	21,297	-
Accrued fuel, purchased power and transmission expense	374	14,171	-	-	14,545
Other accrued liabilities	1,295	5,183	-	-	6,478
Cash provided by changes in other assets and liabilities	-	1,719	(5,430)	-	(3,711)

Net cash provided by (used in) operating activities	5,695	43,018	29,771	(32,000)	46,484
Cash flows from investing activities:
Business acquisition, net of liabilities assumed	(25,574)	(1,030,353)	-	-	(1,055,927)
Investment in subsidiaries	-	-	(255,944)	255,944	-
Capital expenditures	(6,797)	(5,333)	-	-	(12,130)
Proceeds from disposition of property and equipment	-	9,017	-	-	9,017
Investment in decommissioning fund	-	(306)	-	-	(306)
Payment received on loan to affiliate	-	-	11,250	(11,250)	-
Loan to affiliate	-	-	(800,000)	800,000	-
Net cash (used in) provided by investing activities	(32,371)	(1,026,975)	(1,044,694)	1,044,694	(1,059,346)
Cash flows from financing activities:
Repayment of long-term borrowings	-	(11,250)	(11,250)	11,250	(11,250)
Proceeds from long-term borrowings	-	800,000	800,000	(800,000)	800,000
Contributions by members	26,676	230,353	268,583	(255,944)	269,668
Distributions to members	-	(32,000)	(32,000)	32,000	(32,000)
Deferred financing costs	-	-	(10,410)	-	(10,410)
Net cash provided by (used in) financing activities	26,676	987,103	1,014,923	(1,012,694)	1,016,008
Net increase in cash and cash equivalents	-	3,146	-	-	3,146
Cash and cash equivalents, beginning of period	-	-	-	-	-
Cash and cash equivalents, end of period	$ -	$3,146	$ -	$ -	$3,146

(1)      All significant intercompany transactions have been eliminated in consolidation.

Item 9– Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosures
None.

Part IV

Item 14       Exhibits, Financial Statement Schedules and Reports
on Form 8-K
(a)(1)	Consolidated Financial Statements
Included in Part II.
(a)(2)	Supplemental Financial Statement Schedules
	Exhibit 99.1	contains the financial statements of Louisiana Generating LLC
	Exhibit 99.2	contains the financial statements of Cajun Electric (Cajun Facilities) Carve-Out Financial Statements for the years ended December 31, 1999 and 1998

All other financial statement schedules have been omitted because either they are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or in the Notes thereto.

(a)(3)	Exhibits

3.1	* Certificate of Formation of NRG South Central Generating LLC
3.2	* Limited Liability Company Agreement of NRG South Central Generating LLC
3.3	* Certificate of Formation of Louisiana Generating LLC
3.4	* Limited Liability Company Agreement of Louisiana Generating LLC
3.5	* Certificate of Formation of NRG New Roads Holdings LLC
3.6	* Limited Liability Company Agreement of NRG New Roads Holdings LLC
3.7	* Certificate of Formation of NRG Sterlington Power LLC
3.8	* Limited Liability Company Agreement of NRG Sterlington Power LLC
3.9	* Certificate of Formation of Big Cajun I Peaking Power LLC
3.10	* Limited Liability Company Agreement of Big Cajun I Peaking Power LLC
3.11	* Certificate of Formation of NRG Sabine River Works LP LLC
3.12	* Limited Liability Company Agreement of NRG Sabine River Works LP LLC
3.13	* Certificate of Formation of NRG Sabine River Works GP LLC
3.14	* Limited Liability Company Agreement of NRG Sabine River Works GP LLC
4.1	* Trust Indenture, dated as of March 30, 2000, among NRG South Central Generating LLC, Louisiana Generating LLC and The Chase Manhattan Bank, as bond trustee, The Chase Manhattan Bank, as depository bank, relating to the Senior Secured Bonds
4.2	* Form of certificate of 8.962% Series A Senior Secured Bonds due 2016 (included in Exhibit 4.1)
4.3	* Form of certificate of 9.479% Series B Senior Secured Bonds due 2024 (included in Exhibit 4.1)
4.4	* Form of certificate of 8.962% Series A-1 Senior SecuredBonds due 2016
4.5	* Form of certificate of 9.479% Series B-1 Senior Secured Bonds due 2024
4.6	* Exchange and Registration Rights Agreement, dated as of March 30, 2000, by and among NRG South Central Generating LLC, Louisiana Generating LLC, Chase Securities Inc. and Lehman Brothers Inc., on behalf of the Initial Purchasers
4.7	* Collateral Agency and Intercreditor Agreement, dated as of March 30, 2000, among NRG South Central Generating LLC, Louisiana Generating LLC, The Chase Manhattan Bank, as bond trustee, The Chase Manhattan Bank, as depositary bank and The Chase Manhattan Bank, as collateral agent
4.8	* Assignment and Security Agreement, dated as of March 30, 2000, between NRG South Central Generating LLC and The Chase Manhattan Bank, as collateral agent
4.9	* Guarantor Note, dated as of March 30, 2000, by Louisiana Generating LLC in favor of NRG South Central Generating LLC
4.10	* Guarantor Loan Agreement, dated as of March 30, 2000 among Louisiana Generating LLC and NRG South Central Generating LLC
4.11	* Guarantee, dated as of March 30, 2000, by Louisiana Generating LLC in favor of The Chase Manhattan Bank
4.12	* Debt Reserve Guarantee Agreement, dated as of March 30, 2000, between NRG Energy, Inc. and The Chase Manhattan Bank, as trustee, on behalf of the Holders of the Bonds
4.13	* Assignment and Security Agreement, dated as of March 30, 2000, between Louisiana Generating LLC and The Chase Manhattan Bank, as collateral agent
4.14	* Assignment and Security Agreement, dated as of March 30, 2000, among NRG Power Marketing Inc. and The Chase Manhattan Bank, as collateral agent
4.15	* Pledge and Security Agreement, dated as of March 30, 2000, among NRG South Central Generating LLC and The Chase Manhattan Bank, as collateral agent
10.1	* Working Capital Agreement, dated as of April 30, 2000, by NRG South Central Generating LLC, the Guarantors, the Lenders and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as administrative agent
10.2	* NRG South Central Generating LLC Secured Revolving Note, dated as of April 30, 2000, by NRG South Central Generating LLC to The Bank of Tokyo-Mitsubishi, Ltd., New York Branch
10.3	* Power Sales and Agency Agreement, dated March 24, 2000 among NRG Power Marketing Inc. and Louisiana Generating LLC
10.4	* Operation and Management Services Agreement, dated March 24, 2000, among NRG Operating Services, Inc. and Louisiana Generating LLC
10.5	* Corporate Services Agreement, dated March 24, 2000, among NRG Energy, Inc. and NRG South Central Generating
10.6	* Corporate Services Agreement, dated March 24, 2000, among NRG Energy, Inc. and Agreement Louisiana Generating
10.7	* Corporate Services Agreement, dated August 17, 2000, among NRG Energy, Inc. and NRG Sterlington Power LLC
10.8	* Corporate Services Agreement, dated August 4, 2000, among NRG Energy, Inc. and Big Cajun I Peaking Power LLC
10.9	+ Coal Transportation Agreement between Louisiana Generating, LLC and The Burlington Northern and Santa Fe Railway Company and American Commercial Marine Service Company
10.10	+ Agreement between Louisiana Generating, LLC and Triton Coal Company for the Sale and Purchase of Coal
21	Subsidiaries of the registrant
24.1	Powers of Attorney (included on signature page)
99.1	Financial statements of Louisiana Generating LLC
99.2	Financial statements of Cajun Electric (Cajun Facilities) Carve-Out Financial Statements for the years ended December 31, 1999 and 1998

 + Confidential treatment was requested for portions of these exhibits.
   Omitted material was filed separately with the Commission.

 * Previously filed.
(b)	Reports on Form 8-K None

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 30, 2001.

NRG South Central Generating LLC
(Registrant)
/s/ Craig A. Mataczynski
Craig A. Mataczynski, President
/s/ Brian B. Bird
Brian B. Bird, Treasurer
(Principal Accounting Officer)

Date:  March 30, 2001

POWER OF ATTORNEY

          Each person whose signature appears below constitutes and appoints Craig A. Mataczynski and Brian B. Bird, each or any of them, such person’s true and lawful attorney-in-fact and agent with full power of substitution and resubstitution for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as such person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

          In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 30, 2001:

SIGNATURE	TITLE

/s/ Craig A. Mataczynski	President (Principal Executive Officer)
Craig A. Mataczynski
/s/ Alan D. Williams	Vice President
Alan D. Williams
/s/ Brian B. Bird	Treasurer (Principal Accounting Officer)
Brian B. Bird

/s/ A. Kell McInnis	Secretary
A. Kell McInnis
/s/ David A. Peterson	Management Committee Member
David A. Peterson
/s/ Leonard A. Bluhm	Management Committee Member
Leonard A. Bluhm

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15 (d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

An annual report will not be sent to security holders.  No proxy material will be sent to security holders.