Form 10-Q
period 2001-03-31
NRG SOUTH CENTRAL GENERATING LLC
filed 2001-05-14
CIK 1124468

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934

----- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended   MARCH 31, 2001           Commission File Number   333-48900

                        NRG SOUTH CENTRAL GENERATING LLC
             (Exact name of registrant as specified in its charter)

         DELAWARE                                   41-1963217
--------------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

901 MARQUETTE AVENUE, SUITE 2300,                    55402
   MINNEAPOLIS, MINNESOTA
--------------------------------------------------------------------------------
(Address of principal executive officers)                   (Zip Code)

Registrant's telephone number, including area code:         (612) 373-5300

NONE
-------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X       No
                               --------     --------


         The Registrant meets the conditions set forth in general instruction H
(1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.


         INDEX                                                                                        PAGE NO.
         PART I

         Item 1       Consolidated Financial Statements and Notes

                      Consolidated Statements of Income                                                  1

                      Consolidated Balance Sheets                                                        2

                      Consolidated Statements of Stockholder's Equity                                    4

                      Consolidated Statements of Cash Flows                                              5

                      Notes to Financial Statements                                                      6

         Item 2       Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                               11

         Item 3       Quantitative and Qualitative Disclosures About Market Risk
                      (OMITTED PER GENERAL INSTRUCTION H 1 (a) AND (b) OF FORM 10-Q)                    --

         PART II

         Item 1       Legal Proceedings                                                                 13

         Item 6       Exhibits, Financial Statement Schedules, and Reports                              14
                      on Form 8-K

         SIGNATURES                                                                                     15


PART I
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS AND NOTES
-------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME
NRG SOUTH CENTRAL GENERATING LLC AND SUBSIDIARIES


                                                                                            (PREDECESSOR)
                                                                                          CARVE-OUT FOR THE
                                                                 THREE MONTHS ENDED      THREE MONTHS ENDED
                                                                      MARCH 31,               MARCH 30,
(IN THOUSANDS)                                                           2001                    2000
----------------------------------------------------------------------------------------------------------
                                                                     (UNAUDITED)
OPERATING REVENUES                                                                  |
      Revenues                                                    $  97,451         |       $    77,406
OPERATING COSTS AND EXPENSES                                                        |
      Operating costs                                                60,115         |            58,628
      Depreciation and amortization                                   7,031         |             9,647
      General and administrative expenses                             1,814         |             2,423
                                                                                    |
                                                                --------------------|---------------------
OPERATING INCOME                                                     28,491         |             6,708
OTHER (INCOME) EXPENSE                                                              |
      Other income, net                                                (102)        |              (521)
      Interest expense                                               18,093         |                 -
                                                                                    |----------------------
EXCESS OF REVENUES OVER COSTS AND EXPENSES                                          |       $     7,229
                                                                --------------------|======================
NET INCOME                                                         $ 10,500         |
                                                                ====================|


See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
NRG SOUTH CENTRAL GENERATING LLC AND SUBSIDIARIES


                                                                                         MARCH 31,        DECEMBER 31,
(IN THOUSANDS)                                                                             2001               2000
                                                                                     -------------------------------------
                                                                                       (UNAUDITED)
ASSETS
Current Assets:
      Cash and cash equivalents                                                       $       5,094       $     3,146
      Accounts receivable                                                                    43,799            52,644
      Inventory                                                                              38,489            24,214
      Prepaid expenses                                                                        1,346             1,576
      Other current assets                                                                      747                --
                                                                                     -------------------------------------
            Total current assets                                                             89,475            81,580
Investment in projects                                                                       31,488            15,344
Property, plant and equipment, net                                                        1,093,034         1,088,908
Decommissioning fund investments                                                              3,937             3,863
Deferred finance costs, net of accumulated amortization of $429 and $324                     10,291            10,086
Other non-current assets, net of accumulated amortization of $217 and $163                    7,538             7,595
                                                                                     -------------------------------------
TOTAL ASSETS                                                                           $  1,235,763       $ 1,207,376
                                                                                     =====================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
NRG SOUTH CENTRAL GENERATING LLC. AND SUBSIDIARIES



                                                                                              March 31,     December 31,
(IN THOUSANDS)                                                                                  2001            2000
---------------------------------------------------------------------------------------------------------------------------
                                                                                            (UNAUDITED)
LIABILITIES AND MEMBERS' EQUITY
Current Liabilities:
      Current portion of long-term debt                                                    $      25,500    $    25,250
      Revolving line of credit                                                                    40,000              -
      Accounts payable                                                                             1,565          2,807
      Accounts payable-affiliates                                                                 14,599         40,584
      Accrued fuel and purchased power expense                                                     9,977         14,545
      Accrued interest                                                                             3,124         21,310
      Other current liabilities                                                                   10,314          7,755
                                                                                           --------------------------------
            Total current liabilities                                                            105,079        112,251
Long-term debt                                                                                   750,750        763,500
Other non-current liabilities                                                                      5,237          4,863
                                                                                           --------------------------------
            Total liabilities                                                                    861,066        880,614
Commitments and contingencies
Members' equity                                                                                  374,697        326,762
                                                                                           --------------------------------
TOTAL LIABILITIES AND MEMBERS' EQUITY                                                       $  1,235,763    $ 1,207,376
                                                                                           ================================


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF MEMBERS' EQUITY
NRG SOUTH CENTRAL GENERATING LLC AND SUBSIDIARIES
(UNAUDITED)


                                                                                          ACCUMULATED
                                                           MEMBER                            OTHER            TOTAL
                                                       CONTRIBUTIONS/    ACCUMULATED     COMPREHENSIVE      MEMBERS'
(IN THOUSANDS)                                         DISTRIBUTIONS       INCOME           INCOME           EQUITY
-------------------------------------------------------------------------------------------------------------------------
BALANCES AT JANUARY 1, 2001                                 300,746           26,016             --         $  326,762
Cumulative effect upon adoption of SFAS No. 133                                                 500                500
Impact of SFAS No. 133 for the period ending
  March 31, 2001                                                                               (500)              (500)
Net income                                                                    10,500                            10,500
                                                                                                               --------
Comprehensive Income                                                                                            10,500
Member contributions, net                                    37,435                                             37,435
                                                      -------------------------------------------------------------------
BALANCES AT MARCH 31, 2001                             $    338,181      $    36,516     $       --        $   374,697

                                                      -------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
NRG SOUTH CENTRAL GENERATING LLC AND SUBSIDIARIES


                                                                                      THREE MONTHS ENDED
(IN THOUSANDS)                                                                          MARCH 31, 2001
----------------------------------------------------------------------------------------------------------
                                                                                          (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                        $        10,500
      Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization                                                         7,031
            Amortization of deferred finance costs                                                  159
            Unrealized gains on energy contracts                                                   (747)
      Changes in assets and liabilities:
                Accounts receivable, net                                                          8,845
                Inventory                                                                       (14,275)
                Prepaid expenses                                                                    230
                Accounts payable                                                                (41,154)
                Accounts payable-affiliates                                                      20,401
                Accrued interest                                                                (17,812)
                Accrued fuel and purchased power expense                                         (4,568)
                Other current liabilities                                                         2,559
            Cash provided by changes in other assets and liabilities                                (71)
                                                                                     ---------------------
NET CASH USED IN OPERATING ACTIVITIES                                                           (28,902)
                                                                                     ---------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                                       (1,370)
                                                                                     ---------------------
NET CASH USED BY INVESTING ACTIVITIES                                                            (1,370)
                                                                                     ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Contributions by members                                                                    5,051
      Net proceeds from revolving line of credit                                                 40,000
      Repayment of long-term borrowings                                                         (12,500)
      Deferred financing costs                                                                     (331)
                                                                                     ---------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                        32,220
                                                                                     ---------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                         1,948
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                  3,146
                                                                                     ---------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $         5,094
                                                                                     =====================

See accompanying notes to consolidated financial statements.

                        NRG SOUTH CENTRAL GENERATING LLC

                          NOTES TO FINANCIAL STATEMENTS

    NRG South Central Generating LLC (NRG South Central, or the Company), a Delaware Limited Liability Company formed in 2000, is an indirect wholly-owned subsidiary of NRG Energy, Inc. (NRG Energy). NRG South Central owns 100% of Louisiana Generating LLC (Louisiana Generating), NRG New Roads Holding LLC (New Roads), NRG Sterlington Power LLC (Sterlington), Big Cajun I Peaking Power LLC (Big Cajun Peaking), NRG Sabine River Works LP LLC (Sabine River Works LP) and NRG Sabine River Works GP LLC (Sabine River Works GP). NRG South Central's members are NRG Central U.S. LLC
    (NRG Central) and South Central Generation Holding LLC (South Central Generation). NRG Central and South Central Generation are wholly owned subsidiaries of NRG Energy, each of which owns a 50% interest in NRG South Central.

    NRG South Central was formed for the purpose of financing, acquiring, owning, operating and maintaining through its subsidiaries and affiliates the facilities owned by Louisiana Generating and any other facilities that it or its subsidiaries may acquire in the future.

    Pursuant to a competitive bidding process, following the Chapter 11 bankruptcy proceeding of Cajun Electric Power Cooperative, Inc. (Cajun Electric), Louisiana Generating acquired the non-nuclear electric power generating assets of Cajun Electric (the Cajun Facilities). New Roads was formed for the purpose of holding assets that Louisiana Generating acquired from Cajun Electric which are not necessary for the operation of the newly acquired generating facilities and, with respect to some of these assets, may not be held by Louisiana Generating under applicable federal regulations.

    The acquisition of the Cajun Electric assets was financed in part through the issuance by NRG South Central of $800 million aggregate principal amount of senior secured bonds. Louisiana Generating is a guarantor of the bonds. NRG New Roads Holdings, NRG Sterlington Power, NRG Sabine River Works LP and NRG Sabine River Works GP and Big Cajun I Peaking Power have been designated as "unrestricted subsidiaries" of NRG South Central under the indenture governing the bonds, and are not guarantors of the bonds.

    The accompanying unaudited consolidated financial statements have been prepared in accordance with SEC regulations for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in its annual report on Form 10-K for the year ended December 31, 2000 (Form 10-K). The following notes should be read in conjunction with such policies and other disclosures in the Form 10-K. Interim results are not necessarily indicative of results for a full year.

    In the opinion of management, the accompanying unaudited interim financial statements contain all material adjustments necessary to present fairly the consolidated financial position of the Company as of March 31, 2001 and December 31, 2000, the results of its operations for the three months ended March 31, 2001 and 2000, and its cash flows and members' equity for the three months ended March 31, 2001 and 2000.

1.   PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of the following:


                                                               MARCH 31,           DECEMBER 31,
                                                                 2001                  2000
                                                            ---------------       -------------
     (IN THOUSANDS)
     Land............................                       $       14,309        $      14,308
     Facilities, machinery and equipment                         1,043,036            1,044,053
     Office furnishings and equipment                                3,644                3,630
     Construction in progress........                               59,744               47,595
     Accumulated depreciation........                              (27,699)             (20,678)
                                                            ---------------       -------------
     Property, plant and equipment (net)                   $     1,093,034        $   1,088,908
                                                           ===============       ==============

2.   SHORT TERM DEBT

     As of March 31, 2001, NRG South Central had outstanding approximately $40 million under its project level revolving credit agreement which matures in March 2002. At March 31, 2001, the weighted average interest rate of such outstanding advances was 8.0% per year. No additional amounts are available under this facility.

3.   INVENTORY

    Inventory, which is stated at the lower of weighted average cost or market, consists of:


                                      MARCH 31,           DECEMBER 31,
                                       2001                  2000
                                     ----------          -------------
     (IN THOUSANDS)
     Coal..................          $   22,816          $    8,099
     Spare Parts...........              14,806              15,277
     Fuel oil..............                 867                 838
                                     ----------          -------------
     Total.................          $   38,489          $   24,214
                                     ==========          =============

4.   PREDECESSOR REVENUES AND EXPENSES

    The accompanying Consolidated Statement of Operations contains a statement of certain revenues and expenses of Cajun Electric, the predecessor of Louisiana Generating, on a carve-out basis for the three months ended March 31, 2000. These results have been separated from the results for the three months ended March 31, 2001 by a black line due to the change in basis of the assets of Cajun Electric on the date of its acquisition. These results represent certain revenues and expenses of Cajun Electric's non-nuclear electric generating business, which were acquired on March 31, 2000.
    The carve-out revenues and expenses exclude Cajun Electric's investment earnings, interest expense, bankruptcy reorganization costs and income taxes.

5.   PRO FORMA RESULTS OF OPERATIONS (UNAUDITED)

     On March 31. 2000, the acquisition of the Cajun Facilities from Cajun Electric power Cooperative, Inc. was completed for approximately
     $1,055.9 million. The following information summarizes the pro forma results of operations for the quarter ended March 31, 2000 as if the acquisition had occurred as of the beginning of the year. The pro forma information presented is for informational purposes only and is not necessarily indicative of future earnings or financial position or of what the earnings and financial position would have been had the acquisition of the Cajun facilities been consummated at the beginning of the period for which pro forma financial information is presented.


                                                          PRO FORMA
                                                        QUARTER ENDED
     (IN THOUSANDS)                                    MARCH 31, 2000
                                                    ----------------------
     Revenues                                             $    77,406
     Operating costs                                           58,628
     Depreciation and amortization                              7,057
     General and administrative expenses                        2,423
                                                    ----------------------
          Operating Income                                      9,298
     Other expense (income), net                                 (521)
     Interest expense                                          18,312
                                                    ----------------------
          Net loss                                       $     (8,493)
                                                    ======================

6.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

    The following tables set forth the consolidating financial statements of NRG South Central Generating LLC (Bond Issuer); Louisiana Generating LLC (Bond Guarantor); NRG New Roads Holding LLC, NRG Sterlington Power LLC, Big Cajun I Peaking Power LLC, NRG Sabine River Works GP LLC and NRG Sabine River Works LP LLC (Unrestricted, Non-guarantor subsidiaries). The condensed consolidating financial statements present the unrestricted non-guarantor subsidiaries on a combined basis. The consolidating financial statements as of and for the quarter ended March 31, 2001 have been derived from the unaudited historical consolidated financial statements of the Company.

                NRG SOUTH CENTRAL GENERATING LLC AND SUBSIDIARIES

                           CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2001
                                   (UNAUDITED)



                                                                    LOUISIANA
                                                  UNRESTRICTED   GENERATING LLC    SOUTH CENTRAL
                                                  NON-GUARANTOR       (BOND       GENERATING LLC                   CONSOLIDATED
                                                  SUBSIDIARIES     GUARANTOR)      (BOND ISSUER)  ELIMINATIONS(1)     BALANCE
                                                  -------------  --------------   --------------  --------------- -------------
     (IN THOUSANDS)
     ASSETS
     Current Assets:
       Cash and cash equivalents.............        $     -       $    5,094       $        -      $         -    $    5,094
       Accounts receivable...................              -           43,799                -                -        43,799
       Interest receivable...................              -                -            3,102           (3,102)            -
       Inventory.............................              -           38,489                -                -        38,489
       Prepaid expenses......................             25            1,301               20                -         1,346
       Other current assets..................              -                -              747                -           747
                                                  -------------  --------------   --------------  --------------- -------------
             Total current assets............             25           88,683            3,869           (3,102)       89,475
     Investment in subsidiaries..............              -                -          361,493         (361,493)            -
     Investment in projects..................         31,488                -                -               -         31,488
     Intercompany note receivable............              -                -          776,250         (776,250)            -
     Property, plant & equipment, net........         99,208          993,826                -                -     1,093,034
     Decommissioning fund investments........              -            3,937                -                -         3,937
     Deferred finance costs, net.............              -           10,291                -                -        10,291
     Other non-current assets, net...........              -            2,325            5,213                -         7,538
                                                  -------------  --------------   --------------  --------------- -------------
             TOTAL ASSETS....................        $130,721      $1,099,062       $1,146,825      $(1,140,845)   $1,235,763
                                                  =============  ==============   ==============  =============== =============
     LIABILITIES AND MEMBERS' EQUITY
     Current Liabilities:
       Current portion of long-term debt.....        $     -       $        -       $   25,500      $         -    $   25,500
       Revolving line of credit..............              -                -           40,000                -        40,000
       Intercompany note payable.............              -           25,500                -          (25,500)            -
       Accounts payable......................             42            1,523                -                -         1,565
       Accounts payable-affiliates...........         25,551           36,311          (47,263)               -        14,599
       Accrued fuel and purchased power expense          489            9,488                -                -         9,977
       Accrued interest......................              -            3,102            3,124           (3,102)        3,124
       Other current liabilities.............          1,615            8,699                -                -        10,314
                                                  -------------  --------------   --------------  --------------- -------------
             Total current liabilities.......         27,697           84,623           21,361          (28,602)      105,079
     Long-term debt..........................              -                -          750,750                -       750,750
     Intercompany note payable...............              -          750,750                -         (750,750)            -
     Other non-current liabilities...........              -            5,237                -                -         5,237
                                                  -------------  --------------   --------------  --------------- -------------
             Total liabilities...............         27,697          840,610          772,111         (779,352)      861,066
     Commitments and contingencies...........
     Members' equity.........................        103,024          258,452          374,714         (361,493)      374,697
                                                  -------------  --------------   --------------  --------------- -------------
             TOTAL LIABILITIES
             AND MEMBERS' EQUITY.............       $130,721       $1,099,062       $1,146,825      $(1,140,845)   $1,235,763
                                                  =============  ==============   ==============  =============== =============

-----------
    (1) All significant intercompany transactions have been eliminated in consolidation.

                NRG SOUTH CENTRAL GENERATING LLC AND SUBSIDIARIES

                      CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE QUARTER ENDED MARCH 31, 2001
                                   (UNAUDITED)


                                                                    LOUISIANA
                                                  UNRESTRICTED   GENERATING LLC    SOUTH CENTRAL
                                                  NON-GUARANTOR       (BOND       GENERATING LLC                   CONSOLIDATED
                                                  SUBSIDIARIES     GUARANTOR)      (BOND ISSUER)  ELIMINATIONS(1)     BALANCE
                                                  -------------  --------------   --------------  --------------- -------------
             (IN THOUSANDS)
             OPERATING REVENUES
                Revenues...........               $   905         $  97,451         $      -        $   (905)      $ 97,451
             OPERATING COSTS AND EXPENSES
                Operating costs....                   677            61,090             (747)           (905)        60,115
                Depreciation and                      263             6,768                -               -          7,031
                    amortization..........
                General and administrative
                     expenses......                   119             1,543              152               -          1,814
                                                  -------------  --------------   --------------  --------------- -------------
             OPERATING INCOME......                  (154)           28,050              595               -         28,491
             OTHER (INCOME) EXPENSE
                Other (income) expense, net           (17)              (85)         (17,987)         17,987           (102)
                Equity in earnings of                   -                 -            9,905          (9,905)
                    subsidiaries
                Interest expense...                     -            18,093           17,987         (17,987)        18,093
                                                  -------------  --------------   --------------  --------------- -------------
             NET INCOME............               $  (137)        $  10,042         $ 10,500        $ (9,905)      $ 10,500
                                                  =============  ==============   ==============  =============== =============


    (1) All significant intercompany transactions have been eliminated in consolidation.

                NRG SOUTH CENTRAL GENERATING LLC AND SUBSIDIARIES

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE QUARTER ENDED MARCH 31, 2001
                                   (UNAUDITED)


                                                                                 SOUTH CENTRAL
                                               UNRESTRICTED       LOUISIANA       GENERATING
                                               NON-GUARANTOR   GENERATING LLC         LLC                        CONSOLIDATED
                                               SUBSIDIARIES   (BOND GUARANTOR)   (BOND ISSUER)   ELIMINATIONS(1)    BALANCE
                                               -------------  ----------------   -------------   --------------- ------------
         (IN THOUSANDS)
         CASH FLOWS FROM OPERATING
         ACTIVITIES:
         Net income.......................       $   (137)      $    10,042       $   10,500    $    (9,905)  $    10,500
         Adjustments to reconcile net income
           to net cash provided by (used in)
           operating activities:
           Depreciation and amortization..            263             6,768                -              -         7,031
           Amortization of deferred finance             -               105               54              -           159
           costs..........................
           Distributions less than                      -                 -           (9,905)         9,905             -
           equity.........................
           Unrealized gains on energy
           contracts......................              -                 -             (747)             -          (747)
         Changes in assets and liabilities:
           Accounts receivable, net.......              -             8,845                -              -         8,845
           Inventories....................              -           (14,275)               -              -       (14,275)
           Prepaid expenses...............             21               229              (20)             -           230
           Accounts payable...............           (326)             (916)         (39,912)                     (41,154)
           Accounts payable - affiliates..            127           (19,747)              21         40,000        20,401
           Accrued interest...............              -           (17,821)         (18,186)        18,195       (17,812)
           Interest receivable............              -                 -           18,195        (18,195)            -
           Accrued fuel and purchased power
             expense......................            115            (4,683)               -              -        (4,568)
           Other current liabilities......            320             2,239                -              -         2,559
         Cash provided by changes in other
                 assets and liabilities...              -               (71)               -              -           (71)
                                               -------------  ----------------   -------------   --------------- ------------
         NET CASH PROVIDED BY (USED IN)
                 OPERATING ACTIVITIES.....            383           (29,285)         (40,000)        40,000       (28,902)
                                               -------------  ----------------   -------------   --------------- ------------
         CASH FLOWS FROM INVESTING
                 ACTIVITIES:
           Payment received on loan to                  -                 -           12,500        (12,500)            -
           affiliate......................
           Capital expenditures...........           (383)             (987)          (5,051)         5,051        (1,370)
                                               -------------  ----------------   -------------   --------------- ------------
         NET CASH (USED IN) PROVIDED BY
                 INVESTING ACTIVITIES.....           (383)             (987)           7,449         (7,449)       (1,370)
                                               -------------  ----------------   -------------   --------------- ------------
         CASH FLOWS FROM FINANCING
                ACTIVITIES:
           Repayment of long-term borrowings            -           (12,500)         (12,500)        12,500       (12,500)
           Net proceeds from revolving line
            of credit.....................              -            40,000           40,000        (40,000)       40,000
           Contributions by members.......              -             5,051            5,051         (5,051)        5,051
           Deferred financing costs.......              -              (331)               -              -          (331)
                                               -------------  ----------------   -------------   --------------- ------------
         NET CASH PROVIDED BY (USED IN)
                 FINANCING ACTIVITIES.....              -            32,220           32,551        (32,551)       32,220
                                               -------------  ----------------   -------------   --------------- ------------
         NET  INCREASE IN CASH AND CASH
                 EQUIVALENTS..............              -             1,948                -              -         1,948
         CASH AND CASH EQUIVALENTS,
                 BEGINNING OF PERIOD......              -             3,146                -              -         3,146
                                               -------------  ----------------   -------------   --------------- ------------
         CASH AND CASH EQUIVALENTS, END OF
                 PERIOD...................       $      -       $     5,094       $        -     $        -   $     5,094
                                               =============  ================   =============   =========       ============

    (1) All significant intercompany transactions have been eliminated in consolidation.

7.   SUMMARY OF CAJUN ELECTRIC (PREDECESSOR) CASH FLOWS

     Summarized cash flows from operating and investing activities for Cajun Electric (Predecessor) for the three months ended March 30, 2000 were as follows:


                                                                    (IN THOUSANDS)
     Cash flows from operating activities:
     Excess of revenues over costs and expenses                     $      7,229
     Adjustments to reconcile net margins to net cash:
          Depreciation and amortization                                    9,647
          Asset dispositions                                                  15
          Changes in accounts receivable                                   2,133
          Changes in fuel and prepayments                                 (4,153)
          Changes in accounts payable and accrued expenses                 6,058
                                                                   -----------------
     Net cash provided by operating activities                            20,929
     Cash flows for investing activities
          Capital expenditures                                       $    (1,142)

8.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (SFAS No. 133), as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 requires the Company to record all derivatives on the balance sheet at fair value. Changes in the fair value of non-hedge derivatives will be immediately recognized in earnings. Changes in fair values of derivatives accounted for as hedges will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of other accumulated comprehensive income until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. The Company also formally assesses both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in either the fair value or cash flows of the hedged item. When it is determined that a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting.

The adoption of SFAS No. 133 on January 1, 2001, resulted in an unrealized gain of $0.5 million recorded to other accumulated comprehensive income
(OCI). The impact to OCI is related to previously deferred gains on derivatives designated as cash flow hedges. During the first quarter of 2001, the Company reclassified from OCI into earnings $0.5 million of accumulated derivative gains. The balance in OCI relating to SFAS No. 133 as of March 31, 2001 was $0. Unrealized gains and losses on derivatives are recorded in other current and long-term assets and liabilities.

The Company's earnings for the first quarter of 2001 were increased by an unrealized gain of $0.7 million relating to derivative instruments not accounted for as hedges in accordance with SFAS No. 133.

SFAS No. 133 applies to the Company's energy and energy related commodities financial instruments used to mitigate variability in earnings due to fluctuations in spot market prices, hedge fuel requirements at generation facilities and protect investment in fuel inventories.

ENERGY AND ENERGY RELATED COMMODITIES

The Company is exposed to commodity price variability in electricity, emission allowances and natural gas, oil and coal used to meet fuel requirements. In order to manage these commodity price risks, the Company enters into financial instruments, which may take the form of fixed price, floating price or indexed sales or purchases, and options, such as puts, calls, basis transactions and swaps. Derivatives designated to be hedges by the Company are accounted for as cash flow hedges. The effective portion of the cumulative gain or loss on the derivative instrument is reported as a component of OCI in shareholders' equity and recognized into earnings in the same period or periods during which the hedged transaction affects earnings i.e., when electricity is generated, and fuel is consumed. No ineffectiveness was recognized on commodity cash flow hedges during the first quarter of 2001. No gains or losses were recognized related to derivative instruments excluded from the assessment of effectiveness. At March 31, 2001, the Company had various commodity related contracts extending through March 2002. The Company does not expect to reclassify into earnings during the next twelve months any gains or losses from OCI.

The Company generally attempts to balance its fixed-price physical and financial purchase and sales commitments in terms of contract volumes, and the timing of performance and delivery obligations. However, within guidelines established by the board of directors and its Financial Risk Management Committee, the Company does take certain market positions. These derivatives do not qualify for hedge accounting and, accordingly, changes in the fair value are reported in earnings in revenues from majority-owned and operating costs. Furthermore, for various commodity derivatives considered to be economic hedges, the Company has elected not to designate them as accounting hedges due to the burdensome documentation requirements under SFAS
133. The changes in fair value of these derivatives are also reported in earnings in revenues and operating costs.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations is omitted per conditions as set forth in General Instructions H (1) (a) and (b) of Form 10-Q for wholly owned subsidiaries. It is replaced with management's narrative analysis of the results of operations set forth in General Instructions H (2) (a) of Form 10-Q for wholly owned subsidiaries (reduced disclosure format). The Company does not believe the comparison of its results of operations for the quarter ended March 31, 2001 to the predecessor revenues and expenses on a carve out basis for the period January 1, 2000 through March 30, 2000 is meaningful, given that Cajun Electric was operated under a bankruptcy trustee prior to being acquired by NRG Energy. Therefore, this analysis will primarily discuss the Company's revenue and expense items for the quarter ended March 31, 2001.

                              RESULTS OF OPERATIONS

                      FOR THE QUARTER ENDED MARCH 31, 2001

OPERATING REVENUES

         For the quarter ended March 31, 2001, the Company had total revenue of $97.5 million. This consisted of $76.1 million in sales from long-term agreements, which represent approximately 78.1% of total revenue. The remaining revenue of $21.4 million consists primarily of sales from short-term spot and bilateral agreements.

OPERATING COSTS AND EXPENSES

         Operating costs were $60.1 million for the quarter ended March 31, 2001, which equals 61.7% of revenues. Operating costs consist of expenses for fuel, and plant operations and maintenance, and additionally, $0.8 million of unrealized gains on energy contracts.

         Fuel expense for the quarter ended March 31, 2001 was $49.1 million. Fuel expense for the quarter ended March 31, 2001 represents 50.4% of revenues and includes $29.5 million of coal, $1.1 million of natural gas, $0.2 million of other fuels and $18.3 million of purchased energy and transmission.

         Plant operations and maintenance expense for the quarter ended March 31, 2001, was $11.8 million. Plant operations and maintenance expense for the quarter ended March 31, 2001, represents 12.1% of revenues, and includes labor and benefits under operating service agreements of $4.3 million, maintenance parts, supplies and services of $5.3 million, and property taxes and other expenses of $2.2 million.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization costs were $7.0 million for the quarter ended March 31, 2001, which primarily relate to the acquisition costs of the Cajun facilities, which are being depreciated over twenty-five to forty years. Depreciation and amortization represent 7.2% of revenues for the quarter ended March 31, 2001.

GENERAL AND ADMINISTRATIVE EXPENSE

         General and administrative expense was $1.8 million for the quarter ended March 31, 2001, and include costs for outside legal and other contract services, payments to NRG for corporate services, expenses related to office administration, as well as costs for certain employee benefits. General and administrative expense represents 1.8% of revenues for the quarter ended March 31, 2001.

INTEREST EXPENSE

         Interest expense was $18.1 million for the quarter ended March 31, 2001, and relates to amortization of deferred finance costs and interest on the senior secured bonds issued to finance the acquisition of the Cajun facilities. Interest expense represents 18.6% of revenues for the quarter ended March 31, 2001.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (SFAS No. 133), as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 requires the Company to record all derivatives on the balance sheet at fair value. Changes in the fair value of non-hedge derivatives will be immediately recognized in earnings. Changes in fair values of derivatives accounted for as hedges will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of other accumulated comprehensive income until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivatives change in fair value will be immediately recognized in earnings. The Company also formally assesses both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in either the fair value or cash flows of the hedged item. When it is determined that a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting.

The adoption of SFAS No. 133 on January 1, 2001, resulted in an unrealized gain of $0.5 million recorded to other accumulated comprehensive income
(OCI). The impact to OCI is related to previously deferred gains on derivatives designated as cash flow hedges. During the first quarter of 2001, the Company reclassified form OCI into earnings $0.5 million of accumulated derivative gains. The balance in OCI relating to SFAS No. 133 as of March 31, 2001 was $0. Unrealized gains and losses on derivatives are recorded in other current and long-term assets and liabilities.

The Company's earnings for the first quarter of 2001 were increased by an unrealized gain of $0.7 million relating to derivative instruments not accounted for as hedges in accordance with SFAS No. 133.

SFAS No. 133 applies to the Company's energy and energy related commodities financial instruments used to mitigate variability in earnings due to fluctuations in spot market prices, hedge fuel requirements at generation facilities and protect investment in fuel inventories.

ENERGY AND ENERGY RELATED COMMODITIES

The Company is exposed to commodity price variability in electricity, emission allowances and natural gas, oil and coal used to meet fuel requirements. In order to manage these commodity price risks, the Company enters into financial instruments, which may take the form of fixed price, floating price or indexed sales or purchases, and options, such as puts, calls, basis transactions and swaps. Derivatives designated to be hedges by the Company are accounted for as cash flow hedges. The effective portion of the cumulative gain or loss on the derivative instrument is reported as a component of OCI in shareholder's equity and recognized into earnings in the same period or periods during which the hedged transaction affects earnings i.e., when electricity is generated and fuel is consumed. No ineffectiveness was recognized on commodity cash flow hedges during the first quarter of 2001. No gains or losses were recognized related to derivative instruments excluded from the assessment of effectiveness. At March 31, 2001, the Company had various commodity related contracts extending through March 2002. The Company does not expect to reclassify into earnings during the next twelve months any gains or losses from OCI.

The Company generally attempts to balance its fixed-price physical and financial purchase and sales commitments in terms of contract volumes, and the timing of performance and delivery obligations. However, within guidelines established by the board of directors and its Financial Risk Management Committee, the Company does not take certain market positions. These derivatives do not qualify for hedge accounting and, accordingly, changes in the fair value are reported in earnings in revenues and operating costs. Furthermore, for various commodity derivatives considered to be economic hedges, the Company has elected not to designate them as accounting hedges due to the burdensome documentation requirements under SFAS 133. The changes in fair value of these derivatives are also reported in earnings in revenues and operating costs.

FORWARD-LOOKING STATEMENTS

         Certain statements included in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. While NRG South Central believes that the expectations expressed in such forward-looking statements are reasonable, we can give no assurances that these expectations will prove to have been correct. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause the actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

o Economic conditions including inflation rates and monetary exchange rate fluctuations;
o Trade, monetary, fiscal, taxation, and environmental policies of governments, agencies and similar organizations in geographic areas where we have a financial interest;
o Customer business conditions including demand for their products or services and supply of labor and materials used in creating their products and services;
o Financial or regulatory accounting principles or policies imposed by the Financial Accounting Standards Board, the Securities and Exchange Commission, the Federal Energy Regulatory Commission and similar entities with regulatory oversight;
o Availability or cost of capital such as changes in: interest rates; market perceptions of the power generation industry, the Company or any of its subsidiaries; or security ratings;
o Factors affecting power generation operations such as unusual weather conditions; catastrophic weather-related damage; unscheduled generation outages, maintenance or repairs; unanticipated changes to fossil fuel, or gas supply costs or availability due to higher demand, shortages, transportation problems or other developments; environmental incidents; or electric transmission or gas pipeline system constraints;
o Employee workforce factors including loss or retirement of key executives, collective bargaining agreements with union employees, or work stoppages;
o   Volatility of energy prices in a deregulated market environment;
o   Increased competition in the power generation industry;
o Cost and other effects of legal and administrative proceedings, settlements, investigations and claims;
o Technological developments that result in competitive disadvantages and create the potential for impairment of existing assets;
o Factors associated with various investments including competition, operating risks, dependence on certain suppliers and customers, and environmental and energy regulations;
o Limitations on NRG South Central's ability to control the development or operation of projects in which the Company has less than 100% interest;
o The lack of operating history at development projects, the lack of NRG South Central's operating history at the projects not yet owned and the limited operating history at the remaining projects provide only a limited basis for management to project the results of future operations;
o Risks associated with timely completion of projects under construction, including obtaining competitive contract, obtaining regulatory and permitting approvals, local opposition, construction delays and other factors beyond NRG South Central's control;
o The failure to timely satisfy the closing conditions contained in the definitive agreements for the acquisitions of projects subject to definitive agreements but not yet closed, many of which are beyond NRG South Central's control;
o Factors challenging the successful integration of projects not previously owned or operated by NRG South Central, including the ability to obtain operating synergies;
o Changes in government regulation or the implementation of government regulations, including pending changes within or outside of California as a result of the California energy crisis which could adversely affect the continued deregulation of the electric industry;
o Other business or investment considerations that may be disclosed from time to time in our Securities and Exchange Commission filings or in other publicly disseminated written documents.

          NRG South Central undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors that could cause NRG South Central's actual results to differ materially from those contemplated in any forward-looking statements included in this Form 10-Q should not be construed as exhaustive.

PART II

ITEM 1.  LEGAL PROCEEDINGS

         There are no material legal proceedings pending, to which NRG South Central or any of its subsidiaries is a party. There are no material legal proceedings to which an officer or director is a party or has a material interest adverse to NRG South Central or its subsidiaries.

         There are no material administrative or judicial proceedings arising under environmental quality or civil rights statutes pending or known to be contemplated by governmental agencies to which NRG South Central is or would be a party.

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

         None

     (b) REPORTS ON FORM 8-K:

         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NRG South Central Generating LLC.
                                   ---------------------------------
                                   (Registrant)

                                   /s/    Craig A. Mataczynski
                                      -----------------------------------
                                   Craig A. Mataczynski, President


                                   /s/    Brian B. Bird
                                      -----------------------------------
                                   Brian B. Bird, Treasurer
                                   (Principal financial officer)

Date:  May 14, 2001
     -------------------