Form 10-Q
period 2001-06-30
NRG SOUTH CENTRAL GENERATING LLC
filed 2001-08-14
CIK 1124468

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended June  30, 2001

Commission File Number    333-48900

NRG South Central Generating LLC
(Exact name of registrant as specified in its charter)

Delaware	41-1963217

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

901 Marquette Avenue, Minneapolis, Minnesota	55402

(Address of principal executive officers)	(Zip Code)

(612) 373-5300

Registrant’s telephone number, including area code:

None

Former name, former address and former fiscal year, if changed since last report

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

             The Registrant meets the conditions set forth in general instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

Part I
Item 1 – Consolidated Financial Statements and Notes

Consolidated Statements of Income
NRG South Central Generating LLC and Subsidiaries
(Unaudited)

(In thousands)	Three Months Ended June 30, 2001	Three Months Ended June 30, 2000	Six Months Ended June 30, 2001	For the Period March 30, 2000 (Inception) Through June 30, 2000	(Predecessor) Carve-Out For the Three Months Ended March 30, 2000

Operating revenues
Revenues from wholly owned operations	$105,676	$88,536	$203,127	$88,536	$77,406
Operating costs and expenses
Cost of operations	77,395	55,637	137,510	55,637	58,628
Depreciation and amortization	7,058	6,827	14,089	6,827	9,647
General and administrative expenses	1,954	1,841	3,768	1,841	2,423

Operating income	19,269	24,231	47,760	24,231	6,708
Other (income) expense
Other income, net	(192)	(227)	(294)	(227)	(521)
Interest expense	18,377	18,861	36,470	18,861	-

Excess of revenues over costs and expenses					$7,229

Net income	$1,084	$5,597	$11,584	$5,597

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
NRG South Central Generating LLC and Subsidiaries
(Unaudited)

(In thousands)	June 30, 2001	December 31, 2000

Assets
Current assets:
Cash and cash equivalents	$28,419	$3,146
Accounts receivable	43,225	52,644
Inventory	41,531	24,214
Prepaid expenses	776	1,576

Total current assets	113,951	81,580
Investment in projects	40,240	15,344
Property, plant and equipment, net	1,131,925	1,088,908
Decommissioning fund investments	4,000	3,863
Deferred finance costs, net	10,183	10,086
Other non-current assets, net	7,479	7,595

Total assets	$1,307,778	$1,207,376

See accompanying notes to consolidated financial statements

(In thousands)	June 30, 2001	December 31, 2000

Liabilities and members’ equity
Current liabilities:
Current portion of long-term debt	$25,500	$25,250
Revolving line of credit	35,000	-
Accounts payable	6,528	2,807
Accounts payable-affiliates, net	29,402	40,584
Accrued fuel and purchased power expense	22,502	14,545
Accrued interest	20,741	21,310
Other current liabilities	7,275	7,755
Unrealized loss on energy contracts	14,571	-

Total current liabilities	161,519	112,251

Long-term debt	750,750	763,500
Other non-current liabilities	5,390	4,863

Total liabilities	917,659	880,614

Commitments and contingencies

Members’ equity	390,119	326,762

Total liabilities and members’ equity	$1,307,778	$1,207,376

See accompanying notes to consolidated financial statements.

Consolidated Statement of Members' Equity
NRG South Central Generating LLC and Subsidiaries
(Unaudited)

(In thousands)	Member Contributions/ Distributions	Accumulated Income	Accumulated Other Comprehensive Income	Total Members’ Equity

Balances at March 30, 2000 (Inception)	$-	$-	$-	$-

Net income		5,597		5,597
Member contributions, net	268,567			268,567

Balances at June 30, 2000	$268,567	$5,597	$-	$274,164

Balances at December 31, 2000	$300,746	$26,016	$-	$326,762

Cumulative effect upon adoption of SFAS 133			500	500
Impact of SFAS 133 for period ending June 30, 2001			(500)	(500)
Net income		11,584		11,584

Total comprehensive income for the period ending June 30, 2001	-	11,584	-	11,584
Member contributions, net	51,773			51,773

Balances at June 30, 2001	$352,519	$37,600	$-	$390,119

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
NRG South Central Generating LLC and Subsidiaries
(Unaudited)

(In thousands)	Six Months Ended June 30, 2001	March 30, 2000 (Inception) through June 30, 2000

Cash flows from operating activities:
Net income	$11,584	$5,597
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,089	6,827
Amortization of deferred finance costs	644	103
Unrealized loss on energy contracts	14,571	-
Changes in assets and liabilities:
Accounts receivable	9,419	(35,869)
Inventory	(17,317)	(4,339)
Prepaid expenses	800	(661)
Accounts payable	3,721	758
Accounts payable-affiliates	(37,968)	679
Accrued interest	(42)	18,704
Accrued fuel and purchased power expense	7,957	11,131
Other current liabilities	(480)	3,247
Other assets and liabilities	(452)	(4,801)

Net cash provided by operating activities	6,526	1,376

Cash flows from investing activities:
Business acquisition net of liabilities assumed	-	(1,055,927)
Proceeds from disposition of property and equipment	-	8,975
Investment in projects	(197)	-
Capital expenditures	(8,276)	(2,812)

Net cash used by investing activities	(8,473)	(1,049,764)

Cash flows from financing activities:
Contributions by members	5,051	268,567
Net proceeds from revolving line of credit	35,000	-
Net proceeds from issuance of long-term debt	-	800,000
Repayment of long-term borrowings	(12,500)	-
Deferred financing costs	(331)	(9,860)

Net cash provided by financing activities	27,220	1,058,707

Net increase in cash and cash equivalents	25,273	10,319
Cash and cash equivalents at beginning of period	3,146	-

Cash and cash equivalents at end of period	$28,419	$10,319

See accompanying notes to consolidated financial statements.

Supplemental Disclosures of Non-Cash Information
Liabilities assumed in acquisitions	$-	$4,833
Capital expenditures contributed to Sabine River	$24,699	$-
Capital expenditures contributed to South Central Generating	$46,724	$-

NRG South Central Generating LLC

NOTES TO FINANCIAL STATEMENTS

             NRG South Central Generating LLC (NRG South Central, or the Company), a Delaware limited liability company formed in 2000, is an indirect wholly-owned subsidiary of NRG Energy, Inc. (NRG Energy). NRG South Central owns 100% of Louisiana Generating LLC (Louisiana Generating), NRG New Roads Holdings LLC (New Roads), NRG Sterlington Power LLC (Sterlington), Big Cajun I Peaking Power LLC (Big Cajun Peaking), NRG Sabine River Works LP LLC (Sabine River Works LP) and NRG Sabine River Works GP LLC (Sabine River Works GP).  NRG South Central's members are NRG Central U.S. LLC (NRG Central) and South Central Generation Holding LLC (South Central Generation), each of which owns a 50% interest in NRG South Central. NRG Central and South Central Generation are wholly owned subsidiaries of NRG Energy,.

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

             The acquisition of the Cajun Electric assets was financed in part through the issuance by NRG South Central of $800 million aggregate principal amount of senior secured bonds.  Louisiana Generating is a guarantor of the bonds.  NRG New Roads Holdings, NRG Sterlington Power, NRG Sabine River Works LP and NRG Sabine River Works GP and Big Cajun I Peaking Power have been designated as “unrestricted subsidiaries” of NRG South Central under the indenture governing the bonds, and are not guarantors of the bonds.

             The accompanying unaudited consolidated financial statements have been prepared in accordance with SEC regulation's for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The accounting policies followed by the Company are set forth in Note 1 to the Company’s financial statements in its annual report on Form 10-K for the year ended December 31, 2000 (Form 10-K).  The following notes should be read in conjunction with such policies and other disclosures in the Form 10-K.  Interim results are not necessarily indicative of results for a full year.

             In the opinion of management, the accompanying unaudited interim financial statements contain all material adjustments necessary to present fairly the consolidated financial position of the Company as of June 30, 2001 and December 31, 2000, the results of its operations for the three and six months ended June 30, 2001 and 2000, and its cash flows and members’ equity for the six months ended June 30, 2001.

1.          Property, Plant and Equipment

                           Property, plant and equipment consists of the following:

(In thousands)	June 30, 2001	December 31, 2000

Land	$14,308	$14,308
Facilities, machinery and equipment	1,073,111	1,044,053
Office furnishings and equipment	3,709	3,630
Construction in progress	75,542	47,595
Less: Accumulated depreciation	(34,745)	(20,678)

Property, plant and equipment (net)	$1,131,925	$1,088,908

2.          Short Term Debt

             As of June 30, 2001, NRG South Central had outstanding approximately $35 million under its credit agreement which matures in March 2002.  At June 30, 2001, the weighted average interest rate of such outstanding advances was 5.650% per year.  NRG South Central has an additional $5 million available under this facility.

3.          Inventory

                           Inventory, which is stated at the lower of weighted average cost or market, consists of:

(In thousands)	June 30, 2001	December 31, 2000

Coal	$26,151	$8,099
Spare Parts	14,502	15,277
Fuel oil	878	838

Total	$41,531	$24,214

4.          Predecessor Revenues and Expenses

             The accompanying Consolidated Statements of Income contain a statement of certain revenues and expenses of Cajun Electric, the predecessor of Louisiana Generating, on a carve-out basis for the three months ended March 30, 2000. These results have been separated by a "black line" due to the change in basis of the assets of Cajun Electric on the date of our acquisition. These results represent certain revenues and expenses of Cajun Electric's non-nuclear electric generating business, which were acquired on March 31, 2000. The carve-out revenues and expenses exclude Cajun Electric's investment earnings, interest expense, bankruptcy reorganization costs and income taxes.

5.          Summary of Cajun Electric (Predecessor) Cash Flows

             Summarized cash flows from operating and investing activities for Cajun Electric (Predecessor) for the three months ended March 30, 2000 were as follows:
(In thousands)
Cash flows from operating activities:
Excess of revenues over costs and expenses	$7,229
Adjustments to reconcile net margins to net cash:
Depreciation and amortization	9,647
Asset dispositions	15
Changes in accounts receivable	2,133
Changes in fuel and prepayments	(4,153)
Changes in accounts payable and accrued expenses	6,058

Net cash provided by operating activities	20,929
Cash flows for investing activities
Capital expenditures	$(1,142)

6.          Condensed Consolidating Financial Information

             The following tables set forth the consolidating financial statements of NRG South Central Generating LLC (Bond Issuer); Louisiana Generating LLC (Bond Guarantor); NRG New Roads Holding LLC, NRG Sterlington Power LLC, Big Cajun I Peaking Power LLC, NRG Sabine River Works GP LLC and NRG Sabine River Works LP LLC (unrestricted, non-guarantor subsidiaries). The condensed consolidating financial statements present the unrestricted non-guarantor subsidiaries on a combined basis. The consolidating financial statements as of and for the three and six months ended June 30, 2001 and the consolidating financial statements for the period March 30, 2000 (inception), through June 30, 2000, have been derived from the unaudited historical consolidated financial statements of the Company.

NRG SOUTH CENTRAL GENERATING LLC AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET
June 30, 2001
(Unaudited)
(In thousands)	Unrestricted Non-Guarantor Subsidiaries	Louisiana Generating LLC (Bond Guarantor)	South Central Generating LLC (Bond Issuer)	Eliminations(1)	Consolidated Balance

Assets
Current Assets:
Cash and cash equivalents	$-	$28,419	$-	$-	$28,419
Accounts receivable	-	43,225	-	-	43,225
Intercompany note receivable	-	-	25,500	(25,500)	-
Interest receivable	-	-	20,741	(20,741)	-
Inventory	-	41,531	-	-	41,531
Prepaid expenses	10	766	-	-	776

Total current assets	10	113,941	46,241	(46,241)	113,951
Investment in subsidiaries	-	-	392,322	(392,322)	-
Investment in projects	40,240	-	-	-	40,240
Intercompany note receivable	-	-	750,750	(750,750)	-
Property, plant & equipment, net	144,191	987,734	-	-	1,131,925
Decommissioning fund investments	-	4,000	-	-	4,000
Deferred finance costs, net	-	10,183	-	-	10,183
Other non-current assets, net	-	2,320	5,159	-	7,479

Total assets	$184,441	$1,118,178	$1,194,472	$(1,189,313)	$1,307,778

Liabilities and members’ equity
Current Liabilities:
Current portion of long-term debt	$-	$-	$25,500	$-	$25,500
Revolving line of credit	-	-	35,000	-	35,000
Intercompany note payable	-	25,500	-	(25,500)	-
Accounts payable	5,553	975	-	-	6,528
Accounts payable-affiliates	58,684	12,944	(42,226)	-	29,402
Accrued fuel and purchased power expense	473	22,029	-	-	22,502
Accrued interest	-	20,741	20,741	(20,741)	20,741
Other current liabilities	2,305	4,970	-	-	7,275
Unrealized loss on energy contracts	-	-	14,571	-	14,571

Total current liabilities	67,015	87,159	53,586	(46,241)	161,519
Long-term debt	-	-	750,750	-	750,750
Intercompany note payable	-	750,750	-	(750,750)	-
Other non-current liabilities	-	5,390	-	-	5,390

Total liabilities	67,015	843,299	804,336	(796,991)	917,659
Commitments and contingencies
Members’ equity	117,426	274,879	390,136	(392,322)	390,119

Total liabilities and members' equity	$184,441	$1,118,178	$1,194,472	$(1,189,313)	$1,307,778

(1)         All significant intercompany transactions have been eliminated in consolidation.

CONSOLIDATING STATEMENT OF INCOME
For the six months ended June 30, 2001
(Unaudited)

(In thousands)	Unrestricted, Non-Guarantor Subsidiaries	Louisiana Generating LLC (Bond Guarantor)	South Central Generating LLC (Bond Issuer)	Eliminations(1)	Consolidated Balance

Operating revenues
Revenues from wholly owned operations	$1,826	$203,127	$-	$(1,826)	$203,127
Operating costs and expenses
Cost of operations	1,144	123,621	14,571	(1,826)	137,510
Depreciation and amortization	552	13,537	-	-	14,089
General and administrative expenses	263	3,265	240	-	3,768

Operating income (loss)	(133)	62,704	(14,811)	-	47,760
Other (income) expense
Other (income) expense, net	(59)	(235)	(35,934)	35,934	(294)
Equity in earnings of subsidiaries	-	-	(26,395)	26,395	-
Interest expense	-	36,470	35,934	(35,934)	36,470

Net (loss)/income	$(74)	$26,469	$11,584	$(26,395)	$11,584

CONSOLIDATING STATEMENT OF INCOME
For the three months ended June 30, 2001
(Unaudited)

(In thousands)	Unrestricted, Non-Guarantor Subsidiaries	Louisiana Generating LLC (Bond Guarantor)	South Central Generating LLC `(Bond Issuer)	Eliminations(1)	Consolidated Balance

Operating revenues
Revenues from wholly owned operations	$921	$105,676	$-	$(921)	$105,676
Operating costs and expenses
Cost of operations	467	62,531	15,318	(921)	77,395
Depreciation and amortization	289	6,769	-	-	7,058
General and administrative expenses	144	1,722	88	-	1,954

Operating income (loss)	21	34,654	(15,406)	-	19,269
Other (income) expense
Other (income) expense, net	(42)	(150)	(17,947)	17,947	(192)
Equity in earnings of subsidiaries	-	-	(16,490)	16,490	-
Interest expense	-	18,377	17,947	(17,947)	18,377

Net (loss)/income	$63	$16,427	$1,084	$(16,490)	$1,084

(1)         All significant intercompany transactions have been eliminated in consolidation.

CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2001
(Unaudited)

(In thousands)	Unrestricted Non-Guarantor Subsidiaries	Louisiana Generating LLC (Bond Guarantor)	South Central Generating LLC (Bond Issuer)	Eliminations(1)	Consolidated Balance

Cash Flows from operating activities:
Net income (loss)	$(74)	$26,469	$11,584	$(26,395)	$11,584
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	552	13,537	-	-	14,089
Amortization of deferred finance costs	-	536	108	-	644
Unrealized loss on energy contracts	-	-	14,571	-	14,571
Distributions less than equity	-	-	(26,395)	26,395	-
Changes in assets and liabilities:
Accounts receivable	-	9,419	-	-	9,419
Inventories	-	(17,317)	-	-	(17,317)
Prepaid expenses	36	764	-	-	800
Accounts payable	5,185	(1,464)	-	-	3,721
Accounts payable — affiliates	-	(38,114)	(34,854)	35,000	(37,968)
Accrued interest	-	(29)	(569)	556	(42)
Interest receivable	-	-	556	(556)	-
Accrued fuel and purchased power Expense	99	7,858	-	-	7,957
Other current liabilities	1,010	(1,490)	-	-	(480)
Cash used by changes in other assets and liabilities	-	(452)	-		(452)

Net cash provided by (used in) operating activities	6,808	(283)	(34,999)	35,000	6,526

Cash flows from investing activities:
Investment in projects	(197)	-	-	-	(197)
Payment received on loan to affiliate	-	-	12,500	(12,500)	-
Capital expenditures	(6,611)	(1,664)	(5,052)	5,051	(8,276)

Net cash (used in) provided by investing activities	(6,808)	(1,664)	7,448	(7,449)	(8,473)

Cash flows from financing activities:
Repayment of long-term borrowings	-	(12,500)	(12,500)	12,500	(12,500)
Net proceeds from revolving line of credit	-	35,000	35,000	(35,000)	35,000
Contributions by members	-	5,051	5,051	(5,051)	5,051
Deferred financing costs	-	(331)	-	-	(331)

Net cash provided by financing activities	-	27,220	27,551	(27,551)	27,220

Net increase in cash and cash equivalents	-	25,273	-	-	25,273
Cash and cash equivalents, beginning of period	-	3,146	-	-	3,146

Cash and cash equivalents, end of period	$-	$28,419	$-	$-	$28,419

(1)         All significant intercompany transactions have been eliminated in consolidation.

CONSOLIDATING STATEMENT OF INCOME
For the period March 30, 2000 (inception) through June 30, 2000
(Unaudited)

(In thousands)	Unrestricted, Non-Guarantor Subsidiaries	Louisiana Generating LLC (Bond Guarantor)	South Central Generating LLC (Bond Issuer)	Eliminations(1)	Consolidated Balance

Operating revenues
Revenues from wholly owned operations	$-	$88,536	$-	$-	$88,536
Operating costs and expenses
Cost of operations	-	55,637	-	-	55,637
Depreciation and amortization	125	6,702	-	-	6,827
General and administrative expenses	77	1,626	138	-	1,841

Operating income (loss)	(202)	24,571	(138)	-	24,231
Other (income) expense
Other (income) expense, net	(12)	(56)	(159)	-	(227)
Equity in earnings of subsidiaries	-	-	5,655	(5,655)	-
Interest expense	-	18,861	-	-	18,861

Net (loss)/income	$(190)	$5,766	$5,676	$(5,655)	$5,597

(1)         All significant intercompany transactions have been eliminated in consolidation.

CONSOLIDATING STATEMENT OF CASH FLOWS
For the period March 30, 2000 (inception) through June 30, 2000
(Unaudited)

(In thousands)	Unrestricted Non-Guarantor Subsidiaries	Louisiana Generating LLC (Bond Guarantor)	South Central Generating LLC (Bond Issuer)	Eliminations(1)	Consolidated Balance

Cash Flows from operating activities:
Net income	$(190)	$5,766	$5,676	$(5,655)	$5,597
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	125	6,702	-	-	6,827
Amortization of deferred finance costs	-	103	-	-	103
Changes in assets and liabilities:
Accounts receivable	-	(35,869)	-	-	(35,869)
Inventories	-	(4,339)	-	-	(4,339)
Prepaid expenses		(661)	-	-	(661)
Accounts payable		758	-	-	758
Accounts payable — affiliates	66	(1,961)	2,574	-	679
Accrued interest	-	18,704		-	18,704
Accrued fuel and purchased power Expense		11,131		-	11,131
Cash used by changes in other assets and liabilities	-	3,822	(5,376)	-	(1,554)

Net cash (used in) provided by operating activities	1	4,156	2,874	(5,655)	1,376

Cash flows from investing activities:
Business acquisition	(25,574)	(1,030,353)	-	-	(1,055,927)
Proceeds from disposition of property, plant and equipment	-	8,975	-	-	8,975
Investment in subsidiaries	-	-	(255,926)	255,926	-
Loan to affiliates	-	-	(800,000)	800,000	-
Capital expenditures		(2,812)	-	-	(2,812)

Net cash (used in) provided by investing activities	(25,574)	(1,024,190)	(1,055,926)	1,055,926	(1,049,764)
Cash flows from financing activities:
Net proceeds from long term debt	-	800,000	800,000	(800,000)	800,000
Contributions by members	25,573	230,353	262,912	(250,271)	268,567
Deferred financing costs	-	-	(9,860)	-	(9,860)

Net cash provided by financing activities	25,573	1,030,353	1,053,052	(1,050,271)	1,058,707

Net increase in cash and cash equivalents	-	10,319	-	-	10,319
Cash and cash equivalents, beginning of period	-		-	-

Cash and cash equivalents, end of period	$-	$10,319	$-	$-	$10,319

(2)         All significant intercompany transactions have been eliminated in consolidation.

8.          Derivative instruments and Hedging Activity

             On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as amended by SFAS No. 137 and SFAS No. 138.  SFAS No. 133 requires the Company to record all derivatives on the balance sheet at fair value. Changes in the fair value of non-hedge derivatives are immediately recognized in earnings.  Changes in fair values of derivatives accounted for as hedges are either recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of accumulated comprehensive income until the hedged transactions occur and are recognized in earnings.  The ineffective portion of a hedging derivative’s change in fair value will be immediately recognized in earnings.  The Company formally assesses both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in either the fair value or cash flows of the hedged item.  When it is determined that a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting.

             During the three and six month periods ended June 30, 2001, the Company reclassified from OCI into earnings $0 and $0.5 million, respectively, of accumulated net derivative gains.  The net balance in OCI relating to SFAS No. 133 as of June 30, 2001 was $0.  Unrealized gains and losses on hedge and non-hedge derivatives are recorded in other current and long-term assets and liabilities.

             The Company’s earnings for the three and six month periods ended June 30, 2001 were decreased by an unrealized loss of $15.3 million and $14.6 million, respectively, relating to non-hedge derivative instruments.

             SFAS No. 133 applies to the Company’s energy and energy related commodities financial instruments used to mitigate variability in earnings due to fluctuations in spot market prices, hedge fuel requirements at generation facilities and protect investment in fuel inventories.

Energy and energy related commodities

             The Company is exposed to commodity price variability in electricity, emission allowances and natural gas, oil and coal used to meet fuel requirements. In order to manage these commodity price risks, the Company enters into financial instruments, which may take the form of fixed price, floating price or indexed sales or purchases, and options, such as puts, calls, basis transactions and swaps.  Derivatives designated to be hedges by the Company are accounted for as cash flow hedges.  The effective portion of the cumulative gain or loss on the derivative instrument is reported as a component of OCI in members' equity and recognized into earnings in the same period or periods during which the hedged transaction affects earnings i.e., when electricity is generated, fuel is consumed etc.  No ineffectiveness was recognized on commodity cash flow hedges during the three and six month periods ended June 30, 2001.  No gains or losses were recognized related to derivative instruments excluded from the assessment of effectiveness.  At June 30, 2001, the Company had various commodity related contracts extending through March 2002. None of these contract are accounted for as hedges.  The Company does not expect to reclassify into earnings during the next twelve months any gains or losses from OCI.

             The Company generally attempts to balance its fixed-price physical and financial purchase and sales commitments in terms of contract volumes, and the timing of performance and delivery obligations.  However, within guidelines established by the Board of Directors of NRG Power Marketing, an affiliate, the Company does take certain market positions.  These derivatives do not qualify for hedge accounting and, accordingly, changes in the fair value are reported in earnings in revenues from majority-owned operations and cost of majority-owned operations.  Furthermore, for various commodity derivatives considered to be economic hedges, the Company has elected not to designate them as accounting hedges due to the burdensome documentation requirements under SFAS 133.  The changes in fair value of these derivatives are also reported in cost of majority-owned operations.

Item 2 – Management’s Discussion and Analysis

Management’s Discussion and Analysis of Financial
Condition and Results of Operations

             Management's Discussion and Analysis of Financial Condition and Results of Operations is omitted per conditions as set forth in General Instructions H (1) (a) and (b) of Form 10-Q for wholly owned subsidiaries.  It is replaced with management’s narrative analysis of the results of operations set forth in General Instructions H (2) (a) of Form 10-Q for wholly owned subsidiaries (reduced disclosure format).  The Company does not believe the comparison of its results of operations for the six months ended June 30, 2001 to the six months ended June 30, 2000, which includes predecessor revenues and expenses on a carve out basis for the period January 1, 2000 through March 30, 2000, is meaningful, given that Cajun Electric was operated under a bankruptcy court prior to being acquired by NRG Energy.  Therefore, this analysis discusses the Company’s revenue and expense items for the three and six months ended June 30, 2001.

RESULTS OF OPERATIONS

For the six months ended June 30, 2001

Operating Revenues

             For the six months ended June 30, 2001, the Company had total revenue of $203.1 million.  This consisted primarily of sales from long-term agreements, which represent $158.0 million, approximately 77.8% of total revenue.  The remaining revenue of $45.1 million consists primarily of sales from short-term spot and bilateral agreements.

Operating Costs and Expenses

             Operating costs were $137.5 million for the six months ended June 30, 2001, which equals 67.7% of revenues.  Operating costs consist of expenses for fuel, and plant operations and maintenance.  Additionally, within operating costs, are unrealized losses on energy contracts totaling approximately $14.6 million.

             Fuel expense for the six months ended June 30, 2001 was $101.9 million.  Fuel expense for the six months ended June 30, 2001 represents 50.2% of revenues and includes $64.6 million of coal, $1.5 million of natural gas, $0.6 million of other fuels and $35.2 million of purchased energy and transmission.

             Plant operations and maintenance expense for the six months ended June 30, 2001, was $21.0 million.  Plant operations and maintenance expense for the six months ended June, 2001, represents 10.3% of revenues, and includes labor and benefits under operating service agreements of $8.3 million, maintenance parts, supplies and services of $8.4 million, and property taxes and other expenses of $4.3 million.

Depreciation and Amortization

             Depreciation and amortization costs were $14.1 million for the six months ended June 30, 2001, which primarily relate to the costs of the Cajun facilities, which are being depreciated over twenty-five to forty years.

General and Administrative Expense

             General and administrative expenses were $3.8 million for the six months ended June 30, 2001, and include costs for legal and other contract services, payments to NRG for corporate services, expenses related to office administration, as well as costs for certain employee benefits.   General and administrative expense represents 1.9% of revenues for the six months ended June 30, 2001.

Interest Expense

             Interest expense was $36.5 million for the six months ended June 30, 2001, and relates to amortization of deferred finance costs and interest on the senior secured bonds issued to finance the acquisition of the Cajun facilities.  Interest expense represents 18.0% of revenues for the six months ended June 30, 2001.

RESULTS OF OPERATIONS

For the three months ended June 30, 2001

Operating Revenues

             For the three months ended June 30, 2001, the Company had total revenue of $105.7 million.  This consisted primarily of sales from long-term agreements, which represent $80.5 million, approximately 76.2% of total revenue.  The remaining revenue of $25.2 million consists primarily of sales from short-term spot and bilateral agreements.

Operating Costs and Expenses

             Operating costs were $77.4 million for the three months ended June 30, 2001, which equals 73.2% of revenues.  Operating costs for the three months ended June 30, 2001 represent an increase of $21.9 million over the same period in 2000.  Operating costs for the three months ended June 30, 2001 consist of expenses for fuel, and plant operations and maintenance.  Additionally, within operating costs, are unrealized losses on energy contracts totaling approximately $15.3 million.

             Fuel expense for the three months ended June 30, 2001 was $51.0 million.  Fuel expense for the three months ended June 30, 2001 represents 48.2% of revenues and includes $35.3 million of coal, $0.4 million of natural gas, $0.4 million of other fuels and $14.9 million of purchased energy and transmission.

             Plant operations and maintenance expense for the three months ended June 30, 2001, was $11.1 million.  Plant operations and maintenance expense for the three months ended June, 2001, represents 10.5% of revenues, and includes labor and benefits under operating service agreements of $3.7 million, maintenance parts, supplies and services of $5.3 million, and property taxes and other expenses of $2.1 million.

Depreciation and Amortization

             Depreciation and amortization costs were $7.1 million for the three months ended June 30, 2001, which primarily relate to the costs of the Cajun facilities, which are being depreciated over twenty-five to forty years.

General and Administrative Expense

             General and administrative expenses were $2.0 million for the three months ended June 30, 2001, and include costs for legal and other contract services, payments to NRG for corporate services, expenses related to office administration, as well as costs for certain employee benefits.   General and administrative expense represents 1.8% of revenues for the three months ended June 30, 2001 and is an increase of $0.1 million over the same period in 2000.

Interest Expense

             Interest expense was $18.4 million for the three months ended June 30, 2001, and relates to amortization of deferred finance costs and interest on the senior secured bonds issued to finance the acquisition of the Cajun facilities.  Interest expense represents 17.4% of revenues for the three months ended June 30, 2001 and is approximately unchanged from the same period in 2000.

New Accounting Pronouncements

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

             During the three and six month periods ended June 30, 2001, the Company reclassified from OCI into earnings $0 and $0.5 million, respectively, of accumulated net derivative gains.  The net balance in OCI relating to SFAS No. 133 as of June 30, 2001 was $0.  Unrealized gains and losses on derivatives are recorded in other current and long-term assets and liabilities.

             The Company’s earnings for the three and six month periods ended June 30, 2001 were decreased by an unrealized loss of $15.3 million and $14.6 million, respectively, relating to derivative instruments not accounted for as hedges in accordance with SFAS No. 133.

             SFAS No. 133 applies to the Company’s energy and energy related commodities financial instruments used to mitigate variability in earnings due to fluctuations in spot market prices, hedge fuel requirements at generation facilities and protect investment in fuel inventories.

Energy and energy related commodities

             The Company is exposed to commodity price variability in electricity, emission allowances and natural gas, oil and coal used to meet fuel requirements. In order to manage these commodity price risks, the Company enters into financial instruments, which may take the form of fixed price, floating price or indexed sales or purchases, and options, such as puts, calls, basis transactions and swaps.  Derivatives designated to be hedges by the Company are accounted for as cash flow hedges.  The effective portion of the cumulative gain or loss on the derivative instrument is reported as a component of OCI in shareholder’s equity and recognized into earnings in the same period or periods during which the hedged transaction affects earnings i.e., when electricity is generated, fuel is consumed etc.  No ineffectiveness was recognized on commodity cash flow hedges during the three and six month periods ended June 30, 2001.  No gains or losses were recognized related to derivative instruments excluded from the assessment of effectiveness.  At June 30, 2001, the Company had various commodity related contracts extending through March 2002.  The Company does not expect to reclassify into earnings during the next twelve months any gains or losses from OCI.

             The Company generally attempts to balance its fixed-price physical and financial purchase and sales commitments in terms of contract volumes, and the timing of performance and delivery obligations.  However, within guidelines established by the board of directors and its Financial Risk Management Committee, the Company does take certain market positions.  These derivatives do not qualify for hedge accounting and, accordingly, changes in the fair value are reported in earnings in revenues from majority-owned operations and cost of majority-owned operations.  Furthermore, for various commodity derivatives considered to be economic hedges, the Company has elected not to designate them as accounting hedges due to the burdensome documentation requirements under SFAS 133.  The changes in fair value of these derivatives are also reported in earnings in revenues from majority-owned operations and cost of majority-owned operations.

Business Combinations, Goodwill and Other Intangible Assets

             In July 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. The Company plans to adopt the provisions of SFAS No. 141 and 142 effective July 1, 2001 and January 1, 2002, respectively.  The Company does not expect that the implementation of these guidelines will have a material impact on its consolidated financial position or results of operations.

Forward-Looking Statements

             The information presented in this Form 10-Q includes forward-looking statements in addition to historical information.  These Statements involve known and unknown risks and relate to future events, or projected business results.  In some cases forward-looking statements may be identified by their use of such words as “may,” “expects,” “plans,” “anticipates,” “believes,” and similar terms.  Forward-looking statements are only predictions, and actual results may differ materially from the expectations expressed in any forward-looking statement.  While the Company believes that the expectations expressed in such forward-looking statements are reasonable, we can give no assurances that these expectations will prove to have been correct. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

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

Part II

Item 1.  Legal Proceedings

             On July 5, 2001, PG&E Energy Trading Power, L.P. (“PGET”), a subsidiary of PG&E Corporation filed a demand for arbitration with the American Arbitration Association stating a claim against SRW Cogeneration Limited Partnership (“SRW”).  SRW is a Delaware limited partnership that will own and operate an approximately 450 MW natural gas-fired cogeneration plant now under construction at the DuPont Company’s Sabine River Works petrochemical facility near Orange, Texas.  SRW is 50% owned by Sabine River Works LP and Sabine River Works GP.  The remaining 50% of SRW is owned by subsidiaries of Conoco Inc.

             PGET and SRW had entered into a Tolling Agreement under which PGET was to provide gas to SRW for use in generating electricity, a portion of which electricity would be delivered to PGET.  Under the Tolling Agreement, both parties provided a corporate guarantee for the performance of their respective obligations under the agreement.  PGET’s corporate guarantor was its ultimate parent, PG&E Corporation, whose credit rating dropped from the level required to be maintained under the terms of the Tolling Agreement, and SRW exercised its right to terminate the Tolling Agreement.

             PGET is challenging that termination.  In its arbitration petition it is claiming damages for SRW’s failure to deliver power to PGET pursuant to the Tolling Agreement and for SRW’s failure to accept natural gas from PGET pursuant to the Tolling Agreement.  PGET alleges that the amount in dispute is in excess of $100 million.  SRW considers that it properly terminated the Tolling Agreement in full accordance with the Tolling Agreement’s express and unambiguous terms, and that PGET is not entitled to the relief sought.  SRW has counterclaimed for damages in excess of $100,000 and will continue vigorously to defend this claim.

             There are no other material legal proceedings pending, other than ordinary routine litigation incidental to NRG South Central’s business, to which NRG South Central or any of its subsidiaries are a party.  There are no material legal proceedings to which an officer or director is a party or has a material interest adverse to NRG South Central or its subsidiaries.

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

NRG South Central Generating LLC.

(Registrant)

		/s/	Craig A. Mataczynski

Craig A. Mataczynski, President

		/s/	Brian B. Bird

Brian B. Bird, Treasurer
(Principal financial officer)

Date:	August 14, 2001