Form 10-Q
period 2001-09-30
NRG SOUTH CENTRAL GENERATING LLC
filed 2001-11-14
CIK 1124468

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended September  30, 2001

Commission File Number    333-48900

NRG South Central Generating LLC
(Exact name of registrant as specified in its charter)

Delaware	41-1963217
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

901 Marquette Avenue, Minneapolis, Minnesota	55402
(Address of principal executive officers)	(Zip Code)

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

Consolidated Statements of Income

Consolidated Balance Sheets

Consolidated Statements of Members' Equity

Consolidated Statements of Cash Flows

Notes to Financial Statements

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3	Quantitative and Qualitative Disclosures About Market Risk (Omitted per general instruction H 1 (a) and (b) of form 10-Q)

Part II

Item 1	Legal Proceedings

Item 6	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Cautionary Statement Regarding Forward Looking Information

SIGNATURES

Part I
Item 1 – Consolidated Financial Statements and Notes

Consolidated Statements of Income
NRG South Central Generating LLC and Subsidiaries
(Unaudited)

(In thousands)	Three Months Ended September 30, 2001	Three Months Ended September 30, 2000	Nine Months Ended September 30, 2001	For the Period March 30, 2000 (Inception) Through September 30, 2000	(Predecessor) Carve-Out For the Three Months Ended March 30, 2000

Operating revenues
Revenues from wholly owned operations	$110,185	$114,182	$313,312	$202,718	$77,406
Operating costs and expenses
Cost of operations	81,977	81,089	219,487	136,726	58,628
Depreciation and amortization	7,824	7,151	21,913	13,978	9,647
General and administrative expenses	1,379	717	5,147	2,558	2,423
Operating income	19,005	25,225	66,765	49,456	6,708
Other income (expense)
Other income, net	179	430	473	657	521
Interest expense	(18,183)	(18,737)	(54,653)	(37,598)	-
Excess of revenues over costs and expenses					$7,229
Net income	$1,001	$6,918	$12,585	$12,515

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
NRG South Central Generating LLC and Subsidiaries

(Unaudited)

(In thousands)	September 30, 2001	December 31, 2000

Assets
Current assets:
Cash and cash equivalents	$9,138	$3,146
Accounts receivable, net of allowance for doubtful accounts of $28 and $28	41,125	52,644
Inventory	40,062	24,214
Prepaid expenses	3,901	1,576
Total current assets	94,226	81,580
Investment in projects	51,524	15,344
Property, plant and equipment, net	1,146,081	1,088,908
Decommissioning fund investments	4,306	3,863
Deferred finance costs, net of accumulated amortization of $643 and $324	10,076	10,086
Other non-current assets, net of accumulated amortization of $386 and $197	7,419	7,595
Total assets	$1,313,632	$1,207,376

See accompanying notes to consolidated financial statements

Consolidated Balance Sheets
NRG South Central Generating LLC and Subsidiaries

(Unaudited)

(In thousands)	September 30, 2001	December 31, 2000

Liabilities and members’ equity
Current liabilities:
Current portion of long-term debt	$25,500	$25,250
Revolving line of credit	40,000	-
Accounts payable	4,169	2,807
Accounts payable-affiliates, net	50,360	40,584
Accrued fuel and purchased power expense	24,644	14,545
Accrued interest	3,009	21,310
Other current liabilities	18,519	7,755
Unrealized loss on energy contracts	1,197	-
Total current liabilities	167,398	112,251

Long-term debt	738,000	763,500
Other non-current liabilities	5,861	4,863
Total liabilities	911,259	880,614

Commitments and contingencies

Members’ equity	402,373	326,762
Total liabilities and members’ equity	$1,313,632	$1,207,376

See accompanying notes to consolidated financial statements.

Consolidated Statement of Members' Equity
NRG South Central Generating LLC and Subsidiaries
(Unaudited)

(In thousands)	Member Contributions/ Distributions	Accumulated Income	Accumulated Other Comprehensive Income	Total Members’ Equity

Balances at March 30, 2000 (Inception)	$-	$-	$-	$-

Net income		12,515		12,515
Member contributions, net	284,301			284,301

Balances at September 30, 2000	$284,301	$12,515	$-	$296,816

Balances at December 31, 2000	$300,746	$26,016	$-	$326,762
Cumulative effect upon adoption of SFAS 133	-	-	500	500
Impact of SFAS 133 for period ending September 30, 2001	-	-	(500)	(500)
Net income	-	12,585	-	12,585
Total comprehensive income for the period ending September 30, 2001(*)	-	12,585	-	12,585
Member contributions, net	63,026	-	-	63,026
Balances at September 30, 2001	$363,772	$38,601	$-	$402,373

(*)  Comprehensive income for the respective
quarters of fiscal 2001 were as follows:

March 31, 2001	$10,500
June 30, 2001	$1,084
September 30, 2001	$1,001
Total	$12,585

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
NRG South Central Generating LLC and Subsidiaries
(Unaudited)

(In thousands)	Nine Months Ended September 30, 2001	March 30, 2000 (Inception) through September 30, 2000

Cash flows from operating activities:
Net income	$12,585	$12,515
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,913	13,978
Amortization of deferred finance costs	508	193
Unrealized loss on energy contracts	1,197	-
Changes in assets and liabilities:
Accounts receivable	11,519	(54,408)
Inventory	(15,848)	2,757
Prepaid expenses	(2,325)	(3,094)
Accounts payable	1,362	961
Accounts payable-affiliates	(44,611)	16,333
Accrued interest	(17,303)	3,631
Accrued fuel and purchased power expense	10,099	31,696
Other current liabilities	10,764	3,239
Other assets and liabilities	13	(4,047)

Net cash (used in) provided by operating activities	(10,127)	23,754

Cash flows from investing activities:
Business acquisition net of liabilities assumed	-	(1,055,927)
Investment in decommissioning fund	(443)	-
Proceeds from disposition of property and equipment	-	9,017
Investment in projects	(229)	(116)
Capital expenditures	(2,654)	(6,071)

Net cash used in investing activities	(3,326)	(1,053,097)

Cash flows from financing activities:
Contributions by members	5,051	268,567
Distributions to members		(32,000)
Net proceeds from issuance of long-term debt		800,000
Net proceeds on revolver	40,000	40,000
Repayments of long-term borrowings	(25,250)	(11,250)
Deferred financing costs	(356)	(9,985)

Net cash provided by financing activities	19,445	1,055,332

Net increase in cash and cash equivalents	5,992	25,989
Cash and cash equivalents at beginning of period	3,146	-

Cash and cash equivalents at end of period	$9,138	$25,989
Supplemental Disclosures of Non-Cash Information
Capital Expenditures Contributed to South Central Generating	$57,976	$47,734

See accompanying notes to consolidated financial statements.

NRG South Central Generating LLC

NOTES TO FINANCIAL STATEMENTS

             NRG South Central Generating LLC (NRG South Central, or the Company), a Delaware limited liability company formed in 2000, is an indirect wholly-owned subsidiary of NRG Energy, Inc. (NRG Energy). NRG South Central owns 100% of Louisiana Generating LLC (Louisiana Generating), NRG New Roads Holdings LLC (New Roads), NRG Sterlington Power LLC (Sterlington), Big Cajun I Peaking Power LLC (Big Cajun Peaking), NRG Sabine River Works LP LLC (Sabine River Works LP) and NRG Sabine River Works GP LLC (Sabine River Works GP).  NRG South Central's members are NRG Central U.S. LLC (NRG Central) and South Central Generation Holding LLC (South Central Generation), each of which owns a 50% interest in NRG South Central. NRG Central and South Central Generation are wholly owned subsidiaries of NRG Energy

             NRG South Central was formed for the purpose of financing, acquiring, owning, operating and maintaining through its subsidiaries and affiliates the facilities owned by Louisiana Generating and any other facilities that it or its subsidiaries may acquire in the future.

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

             In the opinion of management, the accompanying unaudited interim financial statements contain all material adjustments necessary to present fairly the consolidated financial position of the Company as of September 30, 2001 and December 31, 2000, the results of its operations for the three and nine months ended September 30, 2001 and September 30, 2000, and its cash flows and members’ equity for the three and nine months ended September 30, 2001 and September 30, 200.

1.          Property, Plant and Equipment

                           Property, plant and equipment consists of the following:

(In thousands)	September 30, 2001	December 31, 2000

Land	$14,308	$14,308
Facilities, machinery and equipment	1,158,112	1,044,053
Office furnishings and equipment	3,727	3,630
Construction in progress	12,525	47,595
Less: Accumulated depreciation	(42,591)	(20,678)

Property, plant and equipment (net)	$1,146,081	$1,088,908

2.          Short Term Debt

As of September 30, 2001, NRG South Central had outstanding approximately $40.0 million under its credit agreement which matures in March 2002.  At September 30, 2001, the weighted average interest rate of such outstanding advances was 4.48% per year.  NRG South Central has no additional availability under this facility.

3.          Inventory

Inventory, which is stated at the lower of weighted average cost or market, consists of:

(In thousands)	September 30, 2001	December 31, 2000

Coal	$23,874	$8,099
Spare Parts	15,346	15,277
Fuel oil	842	838

Total	$40,062	$24,214

4.          Predecessor Revenues and Expenses

The accompanying Consolidated Statements of Income contain a statement of certain revenues and expenses of Cajun Electric, the predecessor of Louisiana Generating, on a carve-out basis for the three months ended March 30, 2000. These results have been separated by a black line from the results of the Company, due to the change in basis of the assets of Cajun Electric on the date of acquisition of certain of Cajun Electric’s assets. These results represent certain revenues and expenses of Cajun Electric's non-nuclear electric generating business, which was acquired on March 31, 2000. The carve-out revenues and expenses exclude Cajun Electric's investment earnings, interest expense, bankruptcy reorganization costs and income taxes.

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

6.          Condensed Consolidating Financial Information

The following tables set forth the consolidating financial statements of NRG South Central Generating LLC (Bond Issuer); Louisiana Generating LLC (Bond Guarantor); NRG New Roads Holding LLC, NRG Sterlington Power LLC, Big Cajun I Peaking Power LLC, NRG Sabine River Works GP LLC and NRG Sabine River Works LP LLC (unrestricted, non-guarantor subsidiaries). The condensed consolidating financial statements present the unrestricted non-guarantor subsidiaries on a combined basis. The consolidating financial statements as of and for the three and nine months ended September 30, 2001 and the consolidating financial statements for the period March 30, 2000 (inception), through September 30, 2000, have been derived from the unaudited historical consolidated financial statements of the Company.

NRG SOUTH CENTRAL GENERATING LLC AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET
September 30, 2001
(Unaudited)

(In thousands)	Unrestricted Non-Guarantor Subsidiaries	Louisiana Generating LLC (Bond Guarantor)	South Central Generating LLC (Bond Issuer)	Eliminations(1)	Consolidated Balance

Assets
Current Assets:
Cash and cash equivalents	$-	$9,138	$-	$-	$9,138
Accounts receivable	18	41,107	-	-	41,125
Interest receivable	-	-	3,009	(3,009)	-
Inventory	650	39,412	-	-	40,062
Prepaid expenses	206	3,695	-	-	3,901

Total current assets	874	93,352	3,009	(3,009)	94,226
Investment in subsidiaries	-	-	391,234	(391,234)	-
Investment in projects	51,524	-	-	-	51,524
Intercompany note receivable	-	-	763,500	(763,500)	-
Property, plant & equipment, net	164,116	981,965	-	-	1,146,081
Decommissioning fund investments	-	4,306	-	-	4,306
Deferred finance costs, net	-	10,076	-	-	10,076
Other non-current assets, net	-	2,315	5,104	-	7,419

Total assets	$216,514	$1,092,014	$1,162,847	$(1,157,743)	$1,313,632

Liabilities and members’ equity
Current Liabilities:
Current portion of long-term debt	$-	$-	$25,500	$-	$25,500
Revolving line of credit	-	-	40,000	-	40,000
Current portion of intercompany note payable	-	25,500	-	(25,500)	-
Accounts payable	2	4,167	-	-	4,169
Accounts payable-affiliates	90,404	7,210	(47,254)	-	50,360
Accrued fuel and purchased power expense	-	24,644	-	-	24,644
Accrued interest	-	3,009	3,009	(3,009)	3,009
Other current liabilities	7,324	11,189	6	-	18,519
Unrealized loss on energy contracts	-	-	1,197	-	1,197
Total current liabilities	97,730	75,719	22,458	(28,509)	167,398
Long-term debt	-	-	738,000	-	738,000
Intercompany note payable	-	738,000	-	(738,000)	-
Other non-current liabilities	-	5,861	-	-	5,861
Total liabilities	97,730	819,580	760,458	(766,509)	911,259
Commitments and contingencies
Members’ equity	118,784	272,434	402,389	(391,234)	402,373
Total liabilities and members' equity	$216,514	$1,092,014	$1,162,847	$(1,157,743)	$1,313,632

(1)         All significant intercompany transactions have been eliminated in consolidation.

CONSOLIDATING STATEMENT OF INCOME
For the nine months ended September 30, 2001
(Unaudited)

(In thousands)	Unrestricted, Non-Guarantor Subsidiaries	Louisiana Generating LLC (Bond Guarantor)	South Central Generating LLC (Bond Issuer)	Eliminations(1)	Consolidated Balance

Operating revenues
Revenues from wholly owned operations	$10,300	$315,743	$-	$(12,731)	$313,312
Operating costs and expenses
Cost of operations	18,282	212,739	1,197	(12,731)	219,487
Depreciation and amortization	1,617	20,296	-	-	21,913
General and administrative expenses	434	4,439	274	-	5,147
Operating income (loss)	(10,033)	78,269	(1,471)	-	66,765
Other (income) expense
Other income (expense), net	65	408	53,727	(53,727)	473
Equity in earnings of subsidiaries	-	-	14,056	(14,056)	-
Interest expense	-	(54,653)	(53,727)	53,727	(54,653)
Net (loss)/income	$(9,968)	$24,024	$12,585	$(14,056)	$12,585

CONSOLIDATING STATEMENT OF INCOME
For the three months ended September 30, 2001
(Unaudited)

(In thousands)	Unrestricted, Non-Guarantor Subsidiaries	Louisiana Generating LLC (Bond Guarantor)	South Central Generating LLC `(Bond Issuer)	Eliminations(1)	Consolidated Balance

Operating revenues
Revenues from wholly owned operations	$8,474	$112,616	$-	$(10,905)	$110,185
Operating costs and expenses
Cost of operations	17,138	89,118	(13,374)	(10,905)	81,977
Depreciation and amortization	1,065	6,759	-	-	7,824
General and administrative expenses	171	1,174	34	-	1,379
Operating income (loss)	(9,900)	15,565	13,340	-	19,005
Other income (expense)
Other income (expense), net	6	173	17,793	(17,793)	179
Equity in earnings of subsidiaries	-	-	(12,339)	12,339	-
Interest expense	-	(18,183)	(17,793)	17,793	(18,183)
Net (loss)/income	$(9,894)	$(2,445)	$1,001	$12,339	$1,001

(1)         All significant intercompany transactions have been eliminated in consolidation.

CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2001
(Unaudited)

(In thousands)	Unrestricted Non-Guarantor Subsidiaries	Louisiana Generating LLC (Bond Guarantor)	South Central Generating LLC (Bond Issuer)	Eliminations(1)	Consolidated Balance

Cash Flows from operating activities:
Net (loss) income	$(9,968)	$24,024	$12,585	$(14,056)	$12,585
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,617	20,296	-	-	21,913
Amortization of deferred finance costs	-	345	163	-	508
Unrealized loss on energy contracts	-	-	1,197	-	1,197
Distributions less than equity earnings	-	-	(14,056)	14,056	-
Changes in assets and liabilities:
Accounts receivable	(18)	11,537	-	-	11,519
Inventories	(650)	(15,198)	-	-	(15,848)
Prepaid expenses	(160)	(2,165)	-	-	(2,325)
Accounts payable	(366)	1,728	-	-	1,362
Accounts payable — affiliates	4,119	(48,848)	118	-	(44,611)
Accrued interest	-	(17,290)	(18,301)	18,288	(17,303)
Interest receivable	-	-	18,288	(18,288)	-
Accrued fuel and purchased power Expense	(374)	10,473	-	-	10,099
Other current liabilities	6,029	4,729	6	-	10,764
Cash used by changes in other assets and liabilities	-	13	-	-	13

Net cash (used in) provided by operating activities	229	(10,356)	-	-	(10,127)

Cash flows from investing activities:
Investment in projects	(229)	-	(5,051)	5,051	(229)
Investment in decommissioning fund	-	(443)	-	-	(443)
Payment received on loan to affiliate	-	-	25,250	(25,250)	-
Net intercompany advances	-	-	(40,000)	40,000	-
Capital expenditures	-	(2,654)	-	-	(2,654)
Net cash provided by (used in) investing activities	(229)	(3,097)	(19,801)	19,801	(3,326)

Cash flows from financing activities:
Repayment of long-term borrowings	-	(25,250)	(25,250)	25,250	(25,250)
Net proceeds from revolving line of credit	-	40,000	40,000	(40,000)	40,000
Contributions by members	-	5,051	5,051	(5,051)	5,051
Deferred financing costs	-	(356)	-	-	(356)
Net cash provided by (used in) financing activities	-	19,445	19,801	(19,801)	19,445
Net increase in cash and cash equivalents	-	5,992	-	-	5,992

Cash and cash equivalents, beginning of period	-	3,146	-	-	3,146

Cash and cash equivalents, end of period	$-	$9,138	$-	$-	$9,138

(1)         All significant intercompany transactions have been eliminated in consolidation.

NRG SOUTH CENTRAL GENERATING LLC AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET
December 31, 2000
(Unaudited)

(In thousands)	Unrestricted Non-Guarantor Subsidiaries	Louisiana Generating LLC (Bond Guarantor)	South Central Generating LLC (Bond Issuer)	Eliminations(1)	Consolidated Balance

Assets
Current Assets:
Cash and cash equivalents	$-	$3,146	$-	$-	$3,146
Accounts receivable	-	52,644	-	-	52,644
Interest receivable	-	-	21,297	(21,297)	-
Inventory	-	24,214	-	-	24,214
Prepaid expenses	46	1,530	-	-	1,576
Total current assets	46	81,534	21,297	(21,297)	81,580
Investment in subsidiaries	-	-	314,151	(314,151)	-
Investment in projects	15,344	-	-	-	15,344
Intercompany note receivable	-	-	788,750	(788,750)	-
Property, plant & equipment, net	89,301	999,607	-	-	1,088,908
Decommissioning fund investments	-	3,863	-	-	3,863
Deferred finance costs, net	-	10,065	21	-	10,086
Other non-current assets, net	-	2,328	5,267	-	7,595
Total assets	$104,691	$1,097,397	$1,129,486	$(1,124,198)	$1,207,376

Liabilities and members’ equity
Current Liabilities:
Current portion of long-term debt	$-	$-	$25,250	$-	$25,250
Intercompany note payable	-	25,250	-	(25,250)	-
Accounts payable	368	2,439	-	-	2,807
Accounts payable-affiliates	9,853	38,082	(7,351)	-	40,584
Accrued fuel and purchased power expense	374	14,171	-	-	14,545
Accrued interest	-	21,297	21,310	(21,297)	21,310
Other current liabilities	1,295	6,460	-	-	7,755
Total current liabilities	11,890	107,699	39,209	(46,547)	112,251
Long-term debt	-	-	763,500	-	763,500
Intercompany note payable	-	763,500	-	(763,500)	-
Other non-current liabilities	-	4,863	-	-	4,863
Total liabilities	11,890	876,062	802,709	(810,047)	880,614
Commitments and contingencies
Members’ equity	92,801	221,335	326,777	(314,151)	326,762
Total liabilities and members' equity	$104,691	$1,097,397	$1,129,486	$(1,124,198)	$1,207,376

(1)         All significant intercompany transactions have been eliminated in consolidation.

CONSOLIDATING STATEMENT OF INCOME
For the period March 30, 2000 (inception) through September 30, 2000
(Unaudited)

(In thousands)	Unrestricted, Non-Guarantor Subsidiaries	Louisiana Generating LLC (Bond Guarantor)	South Central Generating LLC (Bond Issuer)	Eliminations(1)	Consolidated Balance

Operating revenues
Revenues from wholly owned operations	$3,911	$202,665	$-	$(3,858)	$202,718
Operating costs and expenses
Cost of operations	586	139,998	-	(3,858)	136,726
Depreciation and amortization	448	13,530	-	-	13,978
General and administrative expenses	86	2,329	143	-	2,558
Operating income (loss)	2,791	46,808	(143)	-	49,456
Other income (expense)
Other income (expense), net	19	479	159	-	657
Equity in earnings of subsidiaries	-	-	12,499	(12,499)	-
Interest expense	-	(37,598)	-	-	(37,598)
Net (loss)/income	$2,810	$9,689	$12,515	$(12,499)	$12,515

CONSOLIDATING STATEMENT OF INCOME
For the three months ended September 30, 2000
(Unaudited)

(In thousands)	Unrestricted, Non-Guarantor Subsidiaries	Louisiana Generating LLC (Bond Guarantor)	South Central Generating LLC `(Bond Issuer)	Eliminations(1)	Consolidated Balance

Operating revenues
Revenues from wholly owned operations	$3,911	$114,129	$-	$(3,858)	$114,182
Operating costs and expenses
Cost of operations	586	84,361	-	(3,858)	81,089
Depreciation and amortization	323	6,828	-	-	7,151
General and administrative expenses	9	703	5	-	717
Operating income (loss)	2,993	22,237	(5)	-	25,225
Other income (expense)
Other income (expense), net	7	423	-		430
Equity in earnings of subsidiaries	-	-	6,844	(6,844)	-
Interest expense	-	(18,737)	-	-	(18,737)
Net (loss)/income	$3,000	$3,923	$6,839	$(6,844)	$6,918

(1)         All significant intercompany transactions have been eliminated in consolidation.

CONSOLIDATING STATEMENT OF CASH FLOWS
For the period March 30, 2000 (inception) through September 30, 2000
(Unaudited)

(In thousands)	Unrestricted Non-Guarantor Subsidiaries	Louisiana Generating LLC (Bond Guarantor)	South Central Generating LLC (Bond Issuer)	Eliminations(1)	Consolidated Balance

Cash Flows from operating activities:
Net income	$2,810	$9,689	$12,515	$(12,499)	$12,515
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	448	13,530	-	-	13,978
Amortization of deferred finance costs	-	193	-	-	193
Changes in assets and liabilities:
Accounts receivable, net	-	(54,408)	-	-	(54,408)
Accounts receivable — affiliates	-	-	(788,750)	788,750	-
Inventories	-	2,757		-	2,757
Prepaid expenses	(28)	(3,066)	-	-	(3,094)
Accounts payable	215	746	-	-	961
Accounts payable — affiliates	(2,303)	55,989	(37,353)	-	16,333
Accrued interest	-	3,628	3	-	3,631
Accrued fuel and purchased power Expense	371	31,325		-	31,696
Other accrued liabilities	75	3,164	-	-	3,239
Cash used by changes in other assets and liabilities	-	1,274	(5,321)	-	(4,047)
Net cash provided by (used in) operating activities	1,588	64,821	(818,906)	776,251	23,754
Cash flows from investing activities:
Business acquisition	(25,574)	(1,030,353)	(268,426)	268,426	(1,055,927)
Proceeds from disposition of property, plant and equipment	-	9,017	-	-	9,017
Investment in decommissioning fund	-	(116)	-	-	(116)
Capital expenditures	(1,588)	(4,483)	-	-	(6,071)
Net cash (used in) provided by investing activities	(27,162)	(1,025,935)	(268,426)	268,426	(1,053,097)
Cash flows from financing activities:
Proceeds from short-term borrowings	-	-	40,000	-	40,000
Repayment of long-term borrowings	-	(11,250)			(11,250)
Net proceeds from long term debt	-	800,000	788,750	(788,750)	800,000
Contributions by members	25,574	230,353	300,567	(287,927)	268,567
Distributions to members	-	(32,000)	(32,000)	32,000	(32,000)
Deferred financing costs	-	-	(9,985)	-	(9,985)
Net cash provided by (used in) financing activities	25,574	987,103	1,087,332	(1,044,677)	1,055,332
Net increase in cash and cash equivalents	-	25,989	-	-	25,989
Cash and cash equivalents, beginning of period	-		-	-
Cash and cash equivalents, end of period	$-	$25,989	$-	$-	$25,989

(1)         All significant intercompany transactions have been eliminated in consolidation.

7.          Derivative instruments and Hedging Activity

             During the three and nine month periods ended September 30, 2001, the Company reclassified from other comprehensive income (“OCI”) into earnings $0 and $0.5 million, respectively, of accumulated net derivative gains.  The net balance in OCI relating to SFAS No. 133 as of September 30, 2001 was $0.  Unrealized gains and losses on hedge and non-hedge derivatives are recorded in other current and long-term assets and liabilities.

             The Company’s earnings for the three and nine month periods ended September 30, 2001 were increased by an unrealized gain of $13.4 million and decreased by an unrealized loss $(1.1) million, respectively, relating to non-hedge derivative instruments.

             SFAS No. 133 applies to the Company’s energy related commodities financial instruments used to mitigate variability in earnings due to fluctuations in spot market prices, hedge fuel requirements at generation facilities and protect investment in fuel inventories.

Energy related commodities

             The Company is exposed to commodity price variability in electricity, emission allowances and natural gas, oil and coal used to meet fuel requirements. In order to manage these commodity price risks, the Company enters into financial instruments, which may take the form of fixed price, floating price or indexed sales or purchases, and options, such as puts, calls, basis transactions and swaps.  Derivatives designated to be hedges by the Company are accounted for as cash flow hedges.  The effective portion of the cumulative gain or loss on the derivative instrument is reported as a component of OCI in members' equity and recognized into earnings in the same period or periods during which the hedged transaction affects earnings i.e., when electricity is generated, fuel is consumed etc.  No ineffectiveness was recognized on commodity cash flow hedges during the three and nine-month periods ended September 30, 2001.  No gains or losses were recognized related to derivative instruments excluded from the assessment of effectiveness.  At September 30, 2001, the Company had various commodity contracts extending through March 2002. None of these contracts is accounted for a hedge.  The Company does not expect to reclassify any gains or losses from OCI into earnings during the next twelve months.

             The Company generally attempts to balance its fixed-price physical and financial purchase and sales commitments in terms of contract volumes, and the timing of performance and delivery obligations.  However, within guidelines established by the Board of Directors of NRG Power Marketing, an affiliate, the Company does take certain market positions.  These derivatives do not qualify for hedge accounting and, accordingly, changes in the fair value are reported as  cost of operations.  Furthermore, for various commodity derivatives considered to be economic hedges, the Company has elected not to designate them as accounting hedges due to the burdensome documentation requirements under SFAS 133.  The changes in fair value of these derivatives are also reported in cost of operations.

Item 2 – Management’s Discussion and Analysis

Management’s Discussion and Analysis of Financial
Condition and Results of Operations

             Management's Discussion and Analysis of Financial Condition and Results of Operations is omitted pursuant to  General Instructions H (1) (a) and (b) of Form 10-Q for wholly owned subsidiaries.  It is replaced with management’s narrative analysis of the results of operations as permitted byGeneral Instructions H (2) (a) of Form 10-Q for wholly owned subsidiaries (reduced disclosure format). The Company does not believe the comparison of its results of operations for the nine months ended September 30, 2001 to the nine months ended September 30, 2000, which includes predecessor revenues and expenses on a carve out basis for the period January 1, 2000 through March 30, 2000, is meaningful, given that Cajun Electric was operated under a bankruptcy court prior to being acquired by NRG Energy.  Therefore, this analysis discusses the Company’s revenue and expense items for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000, but does not compare results for the nine months ended September 30, 2001 with the nine months ended September 30, 2000.

RESULTS OF OPERATIONS

For the nine months ended September 30, 2001

Operating Revenues

             For the nine months ended September 30, 2001, the Company had total revenue of $313.3 million.  This consisted primarily of revenue from sales under long-term agreements, which represent $246.1million, approximately 78.6% of total revenue.  The remaining revenue of $67.2 million consists primarily of revenue from sales under short-term spot and bilateral agreements.

Cost of Operations

             Cost of operations were $219.5 million for the nine months ended September 30, 2001, which equals 70.1% of revenues.  Cost of operations consist of expenses for fuel, plant operations and maintenance, and net losses on non-hedge energy contracts.

             Fuel expense for the nine months ended September 30, 2001 was $184.6 million.  Fuel expense for the nine months ended September 30, 2001 represents 58.9% of revenues and includes $101.4 million of coal, $5.4 million of natural gas, $0.8 million of other fuels and $77.0 million of purchased energy and transmission.

             Plant operations and maintenance expense for the nine months ended September 30, 2001, was $33.7 million.  Plant operations and maintenance expense for the nine months ended September 30, 2001, represents 10.7% of revenues, and includes labor and benefits under operating service agreements of $11.5 million, maintenance parts, supplies and services of $15.0 million, and property taxes and other expenses of $7.2 million.

             Net losses on non-hedge energy contracts for the nine months ended September 30, 2001 were approximately $1.2 million.

Depreciation and Amortization

             Depreciation and amortization costs were $21.9 million for the nine months ended September 30, 2001, which primarily relate to the acquisition costs of the Cajun facilities, which are being depreciated over twenty-five to forty years.

General and Administrative Expense

             General and administrative expenses were $5.1 million for the nine months ended September 30, 2001, and include costs for legal and other contract services, payments to NRG Energy for corporate services, expenses related to office administration, as well as costs for certain employee benefits.   General and administrative expense represents 1.6% of revenues for the nine months ended September 30, 2001.

Interest Expense

             Interest expense was $54.7 million for the nine months ended September 30, 2001, and relates to amortization of deferred finance costs and interest on the senior secured bonds issued to finance the acquisition of the Cajun facilities.  Interest expense represents 17.4% of revenues for the nine months ended September 30, 2001.

RESULTS OF OPERATIONS

For the three months ended September 30, 2001 compared to the three months ended September 30, 2000

Operating Revenues

             For the three months ended September 30, 2001, the Company had total revenue of $110.2 million compared to $114.2 million for the same period in 2000, a decrease of $4.0 million or 3.5%.  This consisted primarily of revenue from sales under long-term agreements, which represent $86.2 million, approximately 78.2% of total revenue.  The remaining revenue of $24.0 million consists primarily of revenue from sales under short-term spot and bilateral agreements.

Cost of Operations

             Cost of operations were $82.0 million for the three months ended September 30, 2001 compared to $81.1 million for the same period in 2000, an increase of $0.9 million or 1.1%.  For the three months ended September 30, 2001 and 2000, costs of operations represented  74.4% and  71.0% of revenues, respectively.    Cost of operations for the three months ended September 30, 2001 consist of expenses for fuel, plant operations and maintenance, and net gains on non-hedge energy contracts.

             Fuel expense for the three months ended September 30, 2001 was $82.6 million compared to $72.5 million for the same period in 2000, an increase of $10.1 million or 13.9%.  Fuel expense for the three months ended September 30, 2001 and 2000 represented 74.9% and 63.5% of revenues, respectively.  Fuel expense for the three months ended September 30, 2001 included $36.6 million of coal, $4.0 million of natural gas, $0.2 million of other fuels and $41.8 million of purchased energy and transmission compared to $35.1 million of coal, $4.8 million of natural gas, $0.2 million of other fuels and $32.4 million of purchased energy and transmission 2000.

             Plant operations and maintenance expense for the three months ended September 30, 2001 was $12.8 million compared to $8.6 million for the same period in 2000, an increase of $4.2 million or 48.9%.  Plant operations and maintenance expense for the three months ended September 30, 2001 represents 11.6 % of revenues, and includes labor and benefits under operating service agreements of $3.1 million, maintenance parts, supplies and services of $6.6 million, and property taxes and other expenses of $3.1 million compared to 7.5% of revenues for 2000, and included labor and benefits under operating service agreements of $3.5 million, maintenance parts, supplies and services of $3.7 million, and property taxes and other expense of $1.4 million.

             Net gains on non-hedge energy contracts were approximately $13.4 million and $0 for the three months ended September 30, 2001 and 2000, respectively.

Depreciation and Amortization

             Depreciation and amortization costs were $7.8 million for the three months ended September 30, 2001 compared to $7.2 million for the same period in 2000.  Depreciation expense is  primarily related to the costs of the Cajun facilities, which are being depreciated over twenty-five to forty years.

General and Administrative Expense

             General and administrative expenses were $1.4 million for the three months ended September 30, 2001 compared to $0.7 million for the same period in 2000,  and include costs for legal and other contract services, payments to NRG Energy for corporate services, expenses related to office administration, as well as costs for certain employee benefits.   General and administrative expense represents 1.3% and $0.6% of revenues for the three months ended September 30, 2001 and 2000, respectively.

Interest Expense

             Interest expense was $18.2 million for the three months ended September 30, 2001 compared to $18.7 million for the same period in 2000, and relates to amortization of deferred finance costs and interest on the senior secured bonds issued to finance the acquisition of the Cajun facilities.  Interest expense represents 16.5% and 16.4% of revenues for the three months ended September 30, 2001 and 2000, respectively.

New Accounting Pronouncements

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

Part II

Item 1.  Legal Proceedings

             On July 5, 2001, PG&E Energy Trading Power, L.P. (“PGET”), a subsidiary of PG&E Corporation, filed a demand for arbitration with the American Arbitration Association stating a claim against SRW Cogeneration Limited Partnership (“SRW”).  SRW is a Delaware limited partnership that will own and operate an approximately 450 MW natural gas-fired cogeneration plant now under construction at the DuPont Company’s Sabine River Works petrochemical facility near Orange, Texas.  SRW is 50% owned by Sabine River Works LP and Sabine River Works GP.  The remaining 50% of SRW is owned by subsidiaries of Conoco Inc.

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

             There are no other material legal proceedings pending, to which NRG South Central or any of its subsidiaries are a party.  There are no material legal proceedings to which an officer or director is a party or has a material interest adverse to NRG South Central or its subsidiaries.

             There are no material administrative or judicial proceedings arising under environmental quality or civil rights statutes pending or known to be contemplated by governmental agencies to which NRG South Central is or would be a party.

Item 6.  Exhibits and Reports on Form 8-K

(a)         Exhibits

None

(b)         Reports on Form 8-K:

None

Cautionary Statement Regarding Forward-Looking Information

             The information presented in this Form 10-Q includes forward-looking statements in addition to historical information.  These statements involve known and unknown risks and relate to future events, or projected business results.  In some cases forward-looking statements may be identified by their use of such words as “may,” “expects,” “plans,” “anticipates,” “believes,” and similar terms.  Forward-looking statements are only predictions, and actual results may differ materially from the expectations expressed in any forward-looking statement.  While the Company believes that the expectations expressed in such forward-looking statements are reasonable, we can give no assurances that these expectations will prove to have been correct. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

•	General economic conditions including inflation rates and monetary exchange rate fluctuations;

•	Trade, monetary, fiscal, taxation, and environmental policies of governments, agencies and similar organizations in geographic areas where we have a financial interest;

•	Customer business conditions including demand for their products or services and supply of labor and materials used in creating their products and services;

•

Financial or regulatory accounting principles or policies imposed by the Financial Accounting Standards Board, the Securities and Exchange Commission, the Federal Energy Regulatory Commission and similar entities with regulatory oversight;

•

Factors affecting the availability or cost of capital, such as changes in interest rates; market perceptions of the power generation industry, the Company or any of its subsidiaries; or changes in credit ratings;

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

•	Employee workforce factors including loss or retirement of key executives, collective bargaining agreements with union employees, or work stoppages;

•	Volatility of energy process in a deregulated market environment

•	Increased competition in the power generation industry;

•	Cost and other effects of legal and administrative proceedings, settlements, investigations and claims;

•	Technological developments that result in competitive disadvantages and create the potential for impairment of existing assets;

•	Factors associated with various investments including competition, operating risks, dependence on certain suppliers and customers, and environmental and energy regulations;

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

NRG South Central Generating LLC.
(Registrant)

		/s/	Craig A. Mataczynski
Craig A. Mataczynski, President

		/s/	Brian B. Bird
Brian B. Bird, Treasurer
(Principal financial officer)

Date:	November 14, 2001