Form 10-K405
period 2001-12-31
NRG SOUTH CENTRAL GENERATING LLC
filed 2002-04-01
CIK 1124468

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File No. 333-48900

NRG South Central Generating LLC
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-1963217 (I.R.S. Employer Identification No.)
901 Marquette Avenue, Suite 2300 Minneapolis, Minnesota (Address of principal executive offices)	55402 (Zip Code)

(612) 373-5300
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        The Registrant meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

        Documents Incorporated by Reference: None

Index

		Page No.
Part I
Item 1	Business	1
Item 2	Properties	6
Item 3	Legal Proceedings	7
Item 4	Submission of Matters to a Vote of Security Holders—Omitted per General Instruction I (2)(c)	—
Part II
Item 5	Market for the Registrant's Common Equity and Related Stockholder Matters	8
Item 6	Selected Financial Data—Omitted per General Instruction I (2)(a)	—
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	12
Item 8	Financial Statements and Supplementary Data	13
Item 9	Changes in & Disagreements with Accountants on Accounting and Financial Disclosure	40
Part III
Item 10	Directors and Executive Officers of the Registrant—Omitted per General Instruction I (2)(c)	—
Item 11	Executive Compensation—Omitted per General Instruction I (2)(c)	—
Item 12	Security Ownership of Certain Beneficial Owners and Management—Omitted per General Instruction I (2)(c)	—
Item 13	Certain Relationships and Related Transactions—Omitted per General Instruction I(2)(c)	—
Part IV
Item 14	Exhibits, Financial Statements Schedules and Reports On Form 8-K	40
SIGNATURES		44

Part I

Item 1—Business

General

        NRG South Central Generating LLC (NRG South Central or the Company), is a Delaware limited liability company, which, through its wholly-owned subsidiaries, Louisiana Generating LLC (Louisiana Generating), NRG New Roads Holdings LLC, NRG Sterlington Power LLC, Big Cajun I Peaking Power LLC (Big Cajun 1 Peakers), NRG Sabine River Works GP LLC, NRG Sabine River Works LP LLC, and NRG Bayou Cove LLC (NRG Bayou Cove), owns approximately 2,679 MW of net electric generating capacity as of December 31, 2001 (including projects under construction).

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

        On June 5, 2000, NRG Energy completed its initial public offering. Prior to its initial public offering, NRG Energy was a wholly-owned subsidiary of Northern States Power Company (NSP). In August 2000, NSP and New Century Energies, Inc. completed their merger. The shares of NRG Energy class A common stock previously owned by NSP are now owned by Xcel Energy Inc. (Xcel Energy). As of December 31, 2001, Xcel owned an approximately 74% interest in NRG Energy's outstanding common and class A common stock, representing approximately 97% of the total voting power of NRG Energy's common and class A common stock. Xcel Energy directly owns six utility subsidiaries that serve electric and natural gas customers in twelve states. Xcel Energy also owns or has interest in a number of non-regulated businesses, the largest of which is NRG Energy.

        Through its subsidiaries, Louisiana Generating and Big Cajun 1 Peakers, NRG South Central owns the Big Cajun I and Big Cajun II generating facilities in New Roads, Louisiana (the Cajun facilities). The Cajun facilities consist of 100% ownership of four gas-fired intermediate/peaking power generation units which NRG Energy collectively refers to as Big Cajun I. Two of these units were completed and commenced commercial operation in June 2001. The Cajun facilities also include 100% interest in two coal-fired, base-load power generation units, and a 58% interest in a third coal-fired, base load unit, which NRG Energy refers to collectively as Big Cajun II. The Cajun facilities were acquired through a competitive bidding process following a Chapter 11 bankruptcy filing by Cajun Electric Power Cooperative, Inc., a non-profit Louisiana electric membership cooperative corporation. Cajun Electric sold wholesale energy and capacity generated by the Cajun facilities to its cooperative members for more than 20 years under long-term, all-requirements power supply agreements. NRG South Central sells most of the energy and capacity of the Cajun facilities to 11 of Cajun Electric's former power cooperative members. Seven of these cooperatives have entered into 25-year power purchase agreements with NRG South Central, and four have entered into two to four year power purchase agreements. In addition, NRG South Central sells power under contract to two municipal power authorities and one investor-owned utility that were former customers of Cajun Electric.

        In March 2000, NRG South Central formed NRG New Roads Holdings LLC (New Roads) to hold certain assets that were acquired in conjunction with the purchase of the Cajun facilities but which are not necessary for the operation of the Cajun facilities. NRG Sterlington Power LLC (Sterlington), which was acquired by NRG Energy and contributed to NRG South Central in August 2000, was formed for the purpose of developing, constructing, owning and operating an approximately 202 MW simple cycle gas peaking facility in Sterlington, Louisiana. Louisiana Generating purchases the capacity and is entitled to all energy from NRG Sterlington. In December 2000, NRG Sabine River Works LP and NRG Sabine River Works GP acquired, respectively, a 49% limited partnership interest and a 1% general partnership interest in SRW Cogeneration Limited Partnership (SRW Cogen), that owns and operates an approximately 420 MW natural gas-fired cogeneration plant at the DuPont Company's Sabine River Works petrochemical facility near Orange, Texas. Subsidiaries of Conoco, Inc. own the other 50% interest in SRW Cogeneration Limited Partnership. Commercial operation of the plant commenced in November 2001.

        During September 2001, NRG Bayou Cove was established as a non-guarantor subsidiary of NRG South Central Generating. NRG Bayou Cove was formed to construct, own and operate approximately 320 MW gas-fired peaking generating facility located near Jennings, Louisiana. The facility is currently under construction and expected to be commercially operationally in October 2002.

        NRG South Central's headquarters and principal executive offices are located at 901 Marquette Avenue, Suite 2300, Minneapolis, Minnesota 55402. NRG South Central's phone number is (612) 373 - 5300.

Xcel Energy Exchange Offer

        In February 2002, Xcel Energy announced its intention to commence an exchange offer by which Xcel Energy would acquire all of the outstanding publicly held shares of NRG Energy. In its announcement, Xcel Energy stated its intention to close the transaction in April 2002, and stated that NRG Energy shareholders would receive 0.4846 shares of Xcel Energy common stock in a tax-free exchange for each outstanding share of NRG Energy common stock.

        After completion of the merger, NRG Energy would be an indirect, wholly owned subsidiary of Xcel Energy. NRG Energy's debt and other obligations will continue to be the sole obligation of NRG Energy.

        On March 13, 2002, Xcel Energy filed a registration statement on Form S-4 with the Securities and Exchange Commission and commenced an exchange offer. In its registration statement. Xcel Energy stated that, if the exchange offer and merger are completed, its plan for NRG Energy in 2002 include: infusing an additional $300 million of equity into NRG Energy in addition to an initial loan of $300 million recently made to NRG Energy; slowing NRG Energy's growth in megawatt capacity and the possible sale of $1.9 billion of existing generating assets; cancelling or deferring approximately $1.6 billion of planned projects; and beginning the process of selling unassigned turbines and deferring installment of additional unassigned turbines.

        In addition, Xcel Energy stated in its registration statement that if the offer and merger are completed and its plans for NRG Energy are implemented, it expects to reduce NRG Energy's business development activities and administrative and general costs, with annual estimated cost savings of approximately $45 million, and to capture infrastructure savings by consolidating trading and marketing organizations, where appropriate.

The Cajun Facilities

        The Cajun Facilities, located in New Roads, Louisiana, consist of two plants referred to as Big Cajun I and Big Cajun II. As of December 31, 2001, the aggregate net capable capacity of the Cajun facilities was 1,709 MW.

        Big Cajun I.    Big Cajun I, Units 1 and 2, both of which are 100% owned by Louisiana Generating, are natural gas-fired generating facilities with a net capable capacity of 110 MW each. Big Cajun I is used for intermediate/peaking load seasonal operation and typically runs from May through September. As currently configured, Big Cajun I produces approximately 1% of the annual electric output (as measured in kWh) from the Cajun facilities.

        Big Cajun II.    Big Cajun II, Units 1, 2 and 3, are coal-fired generating facilities. Units 1 and 2 are 100% owned by Louisiana Generating and each have a net capable capacity of 580 and 575 MW, respectively. Unit 3 has a net capable capacity of 575 MW, of which 58% is owned by Louisiana Generating. Entergy Gulf States owns the remaining portion. Big Cajun II is a base load facility and runs throughout the year. As currently configured, Big Cajun II produces approximately 99% of the annual electric output (as measured in kWh) from the Cajun facilities.

        During June, 2001 construction concluded with respect to an approximately 238 MW expansion of the Cajun facilities. NRG South Central formed Big Cajun I Peaking Power, a wholly owned subsidiary, to develop, construct and own the expansion project. The energy and capacity generated by the expansion project is used to help meet NRG South Central's obligations under the existing power purchase agreements, with any excess power and capacity being marketed by NRG Power Marketing, a wholly owned subsidiary of NRG Energy.

Other Facilities

        NRG Sterlington owns and operates an approximately 202 MW simple cycle gas peaking facility located in Sterlington, Louisiana. Louisiana Generating purchases the capacity and is entitled to all energy from NRG Sterlington.

        NRG Bayou Cove was formed to construct, own and operate an approximately 320 MW gas-fired peaking generating facility located in Jennings, Louisiana. The facility is currently under construction and expected to be commercially operational in October 2002.

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

        Federal Power Act.    The Federal Power Act gives the Federal Energy Regulatory Commission (FERC) exclusive ratemaking jurisdiction over wholesale sales of electricity and the transmission of electricity in interstate commerce. Pursuant to the Federal Power Act, all public utilities subject to FERC's jurisdiction are required to file rate schedules with FERC prior to commencement of wholesale sales or transmission of electricity. Because Louisiana Generating sells energy and capacity in the wholesale market, it is deemed to be a public utility for purposes of the Federal Power Act and has been granted this authority by FERC. In its orders, FERC also granted waivers of certain of the accounting, record-keeping and reporting requirements that are imposed on public utilities with cost-based rate schedules.

        In addition, FERC's orders, as is customary with market-based rate schedules, reserve the right to suspend, upon complaint, market-based rate authority on a prospective basis if it is subsequently determined that market power was exercised. If FERC were to suspend market-based rate authority, it would most likely be necessary to file, and obtain FERC acceptance of, cost-based rate schedules. In addition, the loss of market-based rate authority would likely subject NRG South Central to the accounting, record-keeping and reporting requirements that are imposed on public utilities with cost-based rate schedules.

        Public Utility Holding Company Act (PUHCA). A public utility company that is a subsidiary of a registered holding company under PUHCA is subject to financial and organizational regulation, including approval by the SEC of certain of its financing transactions. However, under the Energy Policy Act, a company engaged exclusively in the business of owning and/or operating a facility used for the generation of electric energy exclusively for sale at wholesale may be exempted from PUHCA regulation by means of its status as an Exempt Wholesale Generator (EWG), as defined under Section 32 of PUHCA. Louisiana Generating and all of NRG South Central's subsidiaries are EWGs, and have received confirmation from FERC of their EWG status.

        If Louisiana Generating or any other of NRG South Central's subsidiairies were to lose their EWG status, they would be subject to regulation as a public utility company and certain of its affiliates would be subject to regulation under PUHCA as public utility holding companies. Absent a substantial restructuring of NRG South Central's business, it would be difficult to comply with PUHCA without a material adverse effect on its business.

        State Law.    With the exception of the provision of utility services by certain utilities in New Orleans and certain municipal utilities, the Louisiana Public Service Commission, or LPSC, regulates all public utilities within Louisiana. The jurisdiction of the, Louisiana Public Service Commission (LPSC), over these public utilities generally includes authority to regulate the rates, services and securities of any entity furnishing electric service in the state. However, Louisiana law does not specifically address the status of entities providing electricity exclusively at wholesale. The LPSC has recognized that FERC has jurisdiction over wholesale rates. However, the 11 distribution cooperatives to which Louisiana Generating sells a majority of the energy and capacity generated by the Cajun facilities will continue to be regulated by the LPSC.

Customers

        Cajun Electric was a rural electric generation and transmission cooperative formed in 1962 and was wholly-owned by its members, the distribution cooperatives. The distribution cooperatives purchased their electric energy requirements from Cajun Electric for more than 20 years under long-term, all requirements power supply agreements. Following NRG South Central's acquisition of the Cajun facilities, all 11 of the distribution cooperatives continued to purchase their electric energy requirements from Louisiana Generating. For the year ended December 31, 2001, revenues derived from agreements with the distribution cooperatives accounted for approximately 70.9% of NRG South Central's total revenues. In total, NRG South Central derived approximately 78.4% of its revenues for the year ended December 31, 2001 from long-term, all-requirements power supply agreements with the distribution cooperatives and other wholesale customers.

        During the year-ended December 31, 2001, sales to two customers, Southwest Louisiana Electric Membership Corporation, and Dixie Electric Membership Corporation, accounted for approximately 16.4%, and 15.7% of NRG South Central's total revenues, respectively.

        Customers of Sterlington and Big Cajun I Peakers are the same customers as Louisiana Generating. SRW supplies steam and power to E.I. du Pont de Nemours and Company and sells merchant power primarily in the Southeast Energy Reliability Council (SERC)/Entergy region through NRG Power Marketing.

Power Markets

        NRG South Central sells energy and capacity generated primarily by the Cajun facilities in the southeast power market, primarily in Louisiana. In addition, through NRG Power Marketing, NRG South Central sells excess energy and capacity into the SERC region or into other neighboring regions.

Southeast Power Market

        The southeast power market consists of Louisiana, Mississippi, Tennessee, Alabama, Georgia, Arkansas, northwest Florida and east Texas. State public utilities commissions and state assemblies within the southeast power market have been slower than other parts of the country to restructure the electricity industry. Most states in the southeast power market, including Louisiana, have decided not to pursue retail competition immediately, deciding instead to observe the impact of direct retail access on other states that have taken a more aggressive approach towards restructuring. Texas is the only state in the southeast power market that is moving forward with industry restructuring legislation.

        The southeast power market is currently a "bilateral market" functioning without an independent system operator, a power pool or a price exchange. Therefore, all scheduling, coordination and market pricing are determined on a control area basis by each market entity rather than by a single pool market clearing house.

Employees

        As of December 31, 2001, Louisiana Generating had 200 union and 139 non-union employees. With respect to union employees, all such employees are covered by current labor agreements with either the United Steelworkers of America or the International Brotherhood of Electrical Workers. These agreements were renewed in March 2001 and expire April 1, 2006. No significant labor stoppages or disputes have been experienced by NRG South Central. NRG South Central does not have any employees.

Coal Supplier and Transporters

        Louisiana Generating has a coal supply agreement with Triton Coal for a term of five years, which began in March 2000. Triton Coal headquartered in Gillette, Wyoming, operates two coal mines in the Powder River Basin in Wyoming.

        Louisiana Generating has a coal transportation agreement with Burlington Northern and Santa Fe Railway and American Commercial Terminal for a term of five years, which began in March 2000. Burlington Northern and Santa Fe Railway, headquartered in Fort Worth, Texas, transport a variety of manufacturing, agricultural and natural resource commodities, chemicals, consumer and food products, and motor vehicles and automotive parts. American Commercial Terminal, headquartered in Jeffersonville, Indiana, is a general cargo stevedore and warehousing logistics specialist which operates a terminal offering barge, rail and truck trans-loading for a variety of commodities including steel, paper, lumber and coal.

Natural Gas Supply

        The Cajun facilities include a 17.5 mile natural gas pipeline with interconnections to Bridgeline Gas Distribution LLC, Acadian Gas Pipeline System and Texas Eastern Transmission Corporation. Under the power sales agreement, NRG Power Marketing may acquire natural gas and gas transportation rights for NRG South Central's benefit.

Environmental Matters

        Approximately $35 Million over the next five years has been ear marked for the addition of NOX controls to Units 1-3 at Big Cajun II; $5-10 Million over the same time period is reserved for NOX controls on the steam boilers at Big Cajun I. These expenditures appear to be in response to a change in law and, therefore, recoverable via pass-through to the Co-operatives. Approximately $4-5 Million will be spent over the next two years to reduce particulate matter emissions during start-up of the Big Cajun II boilers and $3-5 Million for expanding the existing boiling ash pond at the Big Cajun II plant site. Neither of these capital expenditures is related to a change in law.

Remediation

        Under various federal, state and local environmental laws and regulations, a current or previous owner or operator of any facility, including an electric generating facility, may be required to investigate and remediate past releases or threatened releases of hazardous or toxic substances or petroleum products located at the facility, and may be held liable to a governmental entity or to third parties for property damage, personal injury and investigation and remediation costs incurred by the party in connection with any releases or threatened releases. These laws, including the Comprehensive

Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, impose liability without regard to whether the owner knew of or caused the presence of the hazardous substances, and courts have interpreted liability under such laws to be strict and joint and several. The cost of investigation, remediation or removal of any hazardous or toxic substances or petroleum products could be substantial. NRG South Central believes, however, that the risk of material remediation liability in connection with its ownership and operation of the Cajun facilities is low because they were "Greenfield" facilities when constructed and had no history of large off-site shipments of hazardous waste from the facilities. During 2001 and 2000 there were no significant expenditures made for environmental remediation type costs and none are expected in the near future.

Item 2—Properties

        Listed below are descriptions of NRG South Central's interests in facilities, operations and/or projects under construction as of December 31, 2001:

Competitive Power Production Facilities

Name and Location of Facility	Earlier of Commercial Operation or Date of Acquisition	Net Capable Capacity (MW)	Percentage Ownership	Fuel Type	Dispatch Type
Big Cajun I
Unit 1	1972	110	100%	Natural Gas	Intermediate/Peaking
Unit 2	1972	110	100%	Natural Gas	Intermediate/Peaking
Big Cajun II
Unit 1	1981	580	100%	Coal	Base Load
Unit 2	1981	575	100%	Coal	Base Load
Unit 3	1983	334	58%	Coal	Base Load
Sterlington	2000	202	100%	Natural Gas	Peaking
Big Cajun I Peaking	2001	238	100%	Natural Gas	Peaking
SRW Cogen	2001	210	50%	Natural Gas	Base Load/Intermediate
Bayou Cove	2002	320	100%	Natural Gas	Peaking

Other Facilities

        NRG New Roads Holdings LLC owns certain assets acquired in conjunction with the purchase of the Cajun facilities, including land, mineral rights and a 540 MW General Electric steam turbine generator.

Item 3—Legal Proceedings

        On July 5, 2001, PG&E Energy Trading Power, L.P. (PGET), a subsidiary of PG&E Corporation, filed a demand for arbitration with the American Arbitration Association stating a claim against SRW Cogeneration Limited Partnership (SRW). SRW is a Delaware limited partnership that owns and operates an approximately 420 MW natural gas-fired cogeneration plant at the DuPont Company's Sabine River Works petrochemcial facility near Orange, Texas. SRW is 50% owned by Sabine River Works LP and Sabine River Works GP. The remaining 50% of SRW is owned by subsidiaries of Conoco Inc.

        PGET and SRW had entered into a Tolling Agreement under which PGET was to provide gas to SRW for use in generating electricity, a portion of which would be delivered to PGET. Under the Tolling Agreement, both parties provided a corporate guarantee for the performance of their respective obligations under the agreement. PGET's corporate guarantor was its ultimate parent, PG&E Corporation, whose credit rating dropped from the level required to be maintained under the terms of the Tolling Agreement, and SRW exercised its right to terminate the Tolling Agreement.

        PGET is challenging that termination. In its arbitration petition, it is claiming damages for SRW's failure to deliver power to PGET pursuant to the Tolling Agreement and for SRW's failure to accept natural gas from PGET pursuant to the Tolling Agreement. PGET alleges that the amount in dispute is in excess of $100 million. SRW considers that it properly terminated the Tolling Agreement in full accordance with the Tolling Agreement's express and unambiguous terms, and that PGET is not entitled to the relief sought. SRW has counterclaimed for damages in excess of $100,000 and will continue vigorously to defend this claim.

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

PART II

Item 5—Market for the Registrant's Common Equity and Related Stockholder Matters

        This is no public market for the shares of NRG South Central as it is an indirect wholly-owned subsidiary of NRG Energy.

        In connection with the formation of NRG South Central, on January 12, 2000, NRG South Central issued to NRG Central U.S. LLC and South Central Generation Holding LLC 500 membership units in exchange for $500.00. The units were issued under an exemption from the Securities Act under Rule 506 of Regulation D.

Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

        Management's Discussion and Analysis of Financial Condition and Results of Operations is omitted per conditions as set forth in General Instructions I (1) (a) and (b) of Form 10-K for wholly owned subsidiaries. It is replaced with management's narrative analysis of the results of operations set forth in General Instructions I (2) (a) of Form 10-K for wholly-owned subsidiaries (reduced disclosure format). This analysis will primarily compare NRG South Central's revenue and expense items for the 12 months ended December 31, 2001 with the 3 months ended March 30, 2000 (predecessor results of operations) combined with the 9 months ended December 31, 2000 (successor results of operations).

RESULTS OF OPERATIONS

For the Year Ended December 31, 2001

Operating Revenues

        For the year ended December 31, 2001, NRG South Central had total revenues of $397.0 million compared to $386.5 million for the year ended December 31, 2000. The revenue amounts consisted primarily of revenue from sales under long-term agreements for both years. The increase in revenue is due to a 0.4% increase Mwh's sold which were partially offset by a decrease in contracted sales.

Operating Costs and Expenses

        Cost of operations for the year ended December 31, 2001 were $276.6 million compared to $260.2 million for the year ended December 31, 2000. Cost of operations consist of expenses for fuel, plant operations and maintenance, and net losses on non-hedge energy contracts.

        Fuel expense for the year ended December 31, 2001 was $230.7 million compared to $219.9 million for the year ended December 31, 2000. For the year ended December 31, 2001 fuel expense represented 58.2% of revenue and included $129.4 million of coal, $6.2 million of natural gas, $1.1 million of other fuels and $94.0 million of purchased energy. For the year ended December 31, 2000 fuel expense represented 56.9% of revenue and included $131.9 million of coal, $10.8 million of natural gas, $0.9 million of other fuels and $76.3 million of purchased energy. The increase in fuel expense is due to a slight increase in coal and gas per Mwh cost.

        Plant operations and maintenance expense for the year ended December 31, 2001, was $45.9 million compared to $40.4 million for the year ended December 31, 2000. For the year ended December 31, 2001, plant operations and maintenance expense represented 11.6% of revenue, and includes labor and benefits under operating service agreements, maintenance parts, supplies and services of $36.7 million, and property taxes and other expenses of $9.2 million. For the year ended December 31, 2000, plant operations and maintenance expense represented 10.4% of revenue, and includes labor and benefits under operating service agreements, maintenance parts, supplies and services of $34.2 million, and property taxes and other expenses of $6.2 million.

Depreciation and amortization

        Depreciation and amortization costs were $29.9 million for the year ended December 31, 2001 compared to $30.4 million of the year ended December 31, 2000. This expense primarily relates to the acquisition costs of the Cajun facilities, which are being depreciated over twenty-five to forty years.

General and administrative expense

        General and administrative expenses were $7.6 million for the year ended December 31, 2001 compared to $8.0 million for the year ended December 31, 2000. These expenses include costs for legal and other contract services, payments to NRG Energy for corporate services, expenses related to office administration, as well as costs for certain employee benefits. General and administrative expense represented 1.9% and 2.1% of revenues for the years ended December 31, 2001 and 2000, respectively.

Interest expense

        Interest expense was $72.7 million for the year ended December 31, 2001 compared to $56.0 million for the year ended December 31, 2000. Interest expense relates to the amortization of deferred finance costs and interest on the senior secured bonds issued to finance the acquisition of the Cajun facilities. Interest expense represented 18.3% and 14.5% of revenues for the years ended December 31, 2001 and 2000, respectively.

For the Period Ended December 31, 2000

Operating Revenues

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

Interest expense

        Interest expense for the period March 30, 2000 (Inception) through December 31, 2000 was $56.0 million. This included $55.5 million of interest and $0.5 million of amortization of deferred financing costs. The interest relates to $800 million of senior secured bonds issued to finance the acquisition of the Cajun facilities.

New Accounting Pronouncements

        In June 2001, the Financial Accounts Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of." Goodwill will no longer be amortized to comply with the provisions of SFAS No. 142. Instead, goodwill and intangible assets that will not be amortized should be tested for impairment annually and on an interim basis if an event occurs or a circumstance changes between annual tests that may reduce the fair value of a reporting unit below its carrying value. An impairment test is required to be performed within six months of the date of adoption, and the first annual impairment test must be performed in the year the statement is initially adopted.

        NRG South Central and its subsidiaries as required are adopting SFAS No. 142 on January 1, 2002. At December 31, 2001, NRG South Central had unamortized intangible assets of $1.7 million. These amounts and all intangible assets and goodwill acquired in the future will be accounted for under the new accounting standard. The new accounting standard occasionally causes reductions in earnings when impairment write-downs of goodwill and/or intangible assets are required. NRG South Central does not expect to recognize any asset impairments as a result of adopting SFAS No. 142 in the first quarter of 2002.

        In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Upon initial recognition of a liability for an asset retirement obligation, an entity shall capitalize an asset retirement cost by increasing the carrying amount of the related long-lived asset by the same amount as the liability. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. NRG South Central has not completed its analysis of SFAS No. 143.

        In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 retains and expands upon the fundamental provisions of existing guidance related to the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Generally, the provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. NRG South Central does not expect to recognize any asset impairments as a result of adopting SFAS No. 144 in the first quarter of 2002.

Critical Accounting Policies and Estimates

        The Company management's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements and related disclosures in compliance with generally accepted accounting principles (GAAP) requires the application of appropriate technical accounting rules and guidance as well as the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. These judgments, in and of themselves, could materially impact the financial statements and disclosures based on varying assumptions, which may be appropriate to use. In addition, the financial and operating environment also may have a significant effect, not only on the operation of the business, but on the results reported through the application of accounting measures used in preparing the financial statements and related disclosures, even if the nature of the accounting policies have not changed.

        On an ongoing basis, the Company evaluates its estimates, utilizing historic experience, consultation with experts and other methods the Company considers reasonable. In any case, actual results may differ significantly from the Company's estimates. Any effects on the Company's business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

        The Company's significant accounting policies are included in Item 8—Note 2 of the Financial Statements. These policies, along with the underlying assumptions and judgments made by the Company's management in their application, have a significant impact on the Company's financial statements. The Company identifies its most critical accounting policies as those that are the most pervasive and important to the portrayal of the Company's financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain. The Company believes that its most critical accounting policies are those listed below.

Capitalization Practices and Asset Valuation

        As of December 31, 2001, the Company had a carrying value of approximately $1.2 billion of net property plant and equipment, representing 86.9% of total assets. The Company periodically evaluates the recoverability of the carrying value of its property, plant and equipment when events or changes in circumstances indicate that the carrying value of such assets may be impaired. Asset impairment evaluations are, by nature, highly subjective.

Revenue Recognition

        The Company recognizes the sales of electricity based upon the output delivered and capacity provided at rates specified under contract terms or prevailing market rates. Under fixed-price contracts, revenues are recognized as products or services are delivered. Revenues and related costs under cost reimbursable contract provisions are recorded as costs are incurred. Anticipated future losses on contracts are charged against income when identified.

Liquidity

        The bond and long-term working capital facility agreements (as described in Note 5) at NRG South Central generally restrict their ability to pay dividends, make distributions or otherwise transfer funds to NRG Energy, Inc. As of December 31, 2001, NRG South Central does not currently meet the minimum debt service coverage ratios required to make payments to NRG. This situation does not create an event of default and will not allow the lenders to accelerate the project financings.

Item 7 A—Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

        NRG South Central may use interest rate hedging contracts to mitigate the risks associated with movements in interest rates and, when deemed appropriate, may enter into swap agreements effectively converting floating rate obligations into fixed rate obligations. NRG South Central and its subsidiaries have primarily fixed rate long-term debt outstanding at December 31, 2001. As a result, NRG South Central is not significantly exposed to losses due to fluctuations in interest rates.

Commodity Price Risk

        NRG South Central is exposed to commodity price variability in electricity, emission allowances and natural gas and coal used to meet fuel requirements. To manage earnings volatility associated with these commodity price risks, NRG South Central, through its affiliate NRG Power Marketing, enters into commodity contracts, which may take the form of fixed price, floating price or indexed forward sales or purchases, and options, such as puts, calls and basis transactions.

        Through NRG Power Marketing, NRG South Central utilizes a "Value-at-Risk" (VAR) model to determine the maximum potential three-day loss in the fair value of the commodity price related financial instruments for the forward 12 months. The VAR for NRG South Central assumes a 95% confidence interval and reflects NRG South Central's merchant strategy, the generation assets, load obligations and bilateral physical and financial transactions of NRG South Central. The volatility estimate is based on the implied volatility for at the money daily call options for forward markets where NRG South Central has exposure. This model encompasses the Entergy region.

        The estimated maximum potential three-day loss in fair value of the commodity price related financial instruments, calculated using the VAR model is approximately $5.1 and $3.3 million for the year ended December 31, 2001 and 2000, respectively.

Credit Risk

        NRG South Central is exposed to credit risk in its risk management activities. Credit risk relates to the risk of loss resulting from the nonperformance by a counter party of its contractual obligations. Through NRG Energy's Treasury department, NRG South Central maintains credit policies intended to minimize overall credit risk and actively monitors these policies to reflect changes in scope of operations. Standard credit reviews are required for all of its counter parties. NRG South Central does not believe its exposure to credit risk is significant.

Item 8—Financial Statements and Supplementary Data

REPORT OF INDEPENDENT ACCOUNTANTS

To the Management Committee of
NRG South Central Generating LLC:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of members' equity and of cash flows present fairly, in all material respects, the financial position of NRG South Central Generating LLC and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for the year ended December 31, 2001 and for the period March 30, 2000 (Inception) through December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 3 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Minneapolis, Minnesota

February 26, 2002

Report of Independent Accountants

To the Management Committee of
NRG South Central Generating LLC:

        In our opinion, the accompanying carve-out statement of certain revenue and expenses presents fairly, in all material respects, the certain revenue and expenses shown therein of the Cajun Electric (Cajun Facilities) business acquired by Louisiana Generating LLC for the period January 1, 2000 through March 30, 2000, in conformity with accounting principles generally accepted in the United States of America. This financial statement is the responsibility of NRG South Central Generating LLC's management; our responsibility is to express an opinion on this financial statement based on our audit. We conducted our audit of this statement in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the statement of certain revenue and expenses is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for the opinion expressed above.

        As described in Note 12, the accompanying carve-out financial statement was prepared to present certain revenue and expenses related to the Cajun Facilities and is not intended to be a complete presentation of revenue and expenses of Cajun Electric Power Cooperative, Inc.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 26, 2002

NRG SOUTH CENTRAL GENERATING LLC

CONSOLIDATED BALANCE SHEET

	December 31, 2001	December 31, 2000
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,208	$3,146
Accounts receivable, net	44,122	52,644
Inventory	52,916	24,214
Prepaid expenses	2,627	1,576

Total current assets	102,873	81,580
NON-CURRENT ASSETS
Equity investments in affiliates	50,233	15,344
Property, plant & equipment, net of accumulated depreciation of $50,556 and $20,678 (Note 4)	1,166,512	1,088,908
Decommissioning fund investments	4,336	3,863
Deferred financing costs, net of accumulated amortization of $750 and $323	9,969	10,086
Other assets, net of accumulated amortization of $458 and $196	7,356	7,595

Total assets	$1,341,279	$1,207,376

LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$25,500	$25,250
Revolving line of credit	40,000	—
Accounts payable	324	2,807
Accounts payable-affiliates	27,246	40,584
Accrued fuel and purchased power expense	26,599	14,545
Accrued interest	20,453	21,310
Other current liabilities	12,026	7,755

Total current liabilities	152,148	112,251
Long-term debt	738,000	763,500
Other non-current liabilities	5,600	4,863
Derivative instruments valuation—at market	18	—

Total liabilities	895,766	880,614
Commitments and contingencies
MEMBERS' EQUITY	445,513	326,762

Total liabilities and members' equity	$1,341,279	$1,207,376

See accompanying notes to consolidated financial statements.

NRG SOUTH CENTRAL GENERATING LLC

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31, 2001	For the Period March 30, 2000 (Inception) Through December 31, 2000	(Predecessor) Carve-Out For the Three Months Ended March 30, 2000
	(in thousands)		(See Note 12)
Operating revenues
Revenues from majority owned operations	$399,395	$309,063	$77,406
Equity (losses) of unconsolidated affiliates	(2,435)	—	—

Total operating revenues and equity earnings	396,960	309,063	77,406
Operating costs and expenses
Cost of operations	276,554	201,617	58,628
Depreciation and amortization	29,878	20,712	9,647
General and administrative expenses	7,566	5,612	2,423

Operating income	82,962	81,122	6,708
Other income (expense)
Other income, net	(189)	875	521
Interest expense	(72,665)	(55,981)	—

Excess of revenues over costs and expenses			$7,229

Net income	$10,108	$26,016

See accompanying notes to consolidated financial statements.

NRG SOUTH CENTRAL GENERATING LLC

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31, 2001	March 30, 2000 (Inception) through December 31, 2000
	(In thousands)
Cash flows from operating activities:
Net income	$10,108	$26,016
Adjustments to reconcile net income to net cash provided by operating activities:
Loss in earnings of unconsolidated affiliates	2,435	—
Depreciation and amortization	29,878	20,712
Amortization of deferred finance costs	427	487
Unrealized loss on energy contracts	18	—
Changes in assets and liabilities:
Accounts receivable	8,522	(52,644)
Inventory	(28,702)	8,872
Prepaid expenses	(792)	(1,376)
Accounts payable	(2,483)	2,807
Accounts payable—affiliates	(45,605)	2,988
Accrued interest	(857)	21,310
Accrued fuel and purchased power expense	12,054	14,545
Other current liabilities	4,271	6,478
Changes in other assets and liabilities	184	(4,017)

Net cash (used in) provided by operating activities	(10,542)	46,178

Cash flows from investing activities:
Business acquisition, net of liabilities assumed	—	(1,055,927)
Proceeds from disposition of property and equipment	—	9,017
Capital expenditures	(8,866)	(12,130)

Net cash used in investing activities	(8,866)	(1,059,040)

Cash flows from financing activities:
Contributions by members	5,051	269,668
Distributions to members	—	(32,000)
Proceeds from issuance of long-term debt	—	800,000
Net proceeds on revolver	40,000	—
Repayments of long-term borrowings	(25,250)	(11,250)
Deferred financing costs	(331)	(10,410)

Net cash provided by financing activities	19,470	1,016,008

Net increase in cash and cash equivalents	62	3,146
Cash and cash equivalents at beginning of period	3,146	—

Cash and cash equivalents at end of period	$3,208	$3,146

Supplemental Disclosures of Cash Flow Information
Interest Paid	$73,048	$33,485
Supplemental Disclosures of Non-Cash Information
Assets of NRG Sterlington Power and SRW Cogeneration were contributed to NRG South Central in the amount of:	$—	$63,078
Non-cash asset contributions to non guarantor subs	110,891	$9,572
Liabilities assumed in acquisitions	—	$4,833

See accompanying notes to consolidated financial statements.

NRG SOUTH CENTRAL GENERATING LLC

CONSOLIDATED STATEMENT OF MEMBERS' EQUITY

	Member Contributions/ Distributions	Accumulated Income	Accumulated Other Comprehensive Income	Total Members' Equity
	(In thousands)
Balances at March 30, 2000 (Inception)	$—	$—	$—	$—

Net income	—	26,016	—	26,016
Member contributions, net	300,746	—	—	300,746

Balances at December 31, 2000	$300,746	$26,016	$—	$326,762

Cumulative effect upon adoption of SFAS 133	—	—	500	500
Impact of SFAS 133 for year ended December 31, 2001	—	—	(500)	(500)
Net income	—	10,108	—	10,108

Total comprehensive income for the year ended December 31, 2001*	—	10,108	—	10,108
Member contributions, net	108,643	—	—	108,643

Balances at December 31, 2001	$409,389	$36,124	$—	$445,513

See accompanying notes to consolidated financial statements.

NRG SOUTH CENTRAL GENERATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        NRG South Central Generating LLC (NRG South Central), a Delaware Corporation formed in 2000, is an indirect wholly-owned subsidiary of NRG Energy, Inc. (NRG Energy). NRG South Central owns 100% of Louisiana Generating LLC (Louisiana Generating), NRG New Roads Holding LLC (New Roads), NRG Sterlington Power LLC (Sterlington), Big Cajun I Peaking Power LLC (Big Cajun Peaking), NRG Sabine River Works LP LLC (Sabine River Works LP), NRG Sabine River Works GP LLC (Sabine River Works GP) and NRG Bayou Cove Peaking Power LLC (Bayou Cove). NRG South Central's members are NRG Central U.S. LLC (NRG Central) and South Central Generation Holding LLC (South Central Generation). NRG Central and South Central Generation are wholly owned subsidiaries of NRG Energy, each of which owns a 50% interest in NRG South Central.

        NRG South Central was formed for the purpose of financing, acquiring, owning, operating and maintaining through its subsidiaries and affiliates the facilities owned by Louisiana Generating and any other facilities that it or its subsidiaries may acquire in the future.

        Pursuant to a competitive bidding process, following the Chapter 11 bankruptcy proceeding of Cajun Electric Power Cooperative, Inc. (Cajun Electric), Louisiana Generating acquired the non-nuclear electric power generating assets of Cajun Electric. New Roads was formed for the purpose of holding assets that Louisiana Generating acquired from Cajun Electric which are not necessary for the operation of the newly acquired generating facilities and, with respect to some of these assets, may not be held by Louisiana Generating under applicable federal regulations. Sterlington, which was acquired by NRG Energy and contributed to NRG South Central in August 2000, was formed for the purpose of developing, constructing, owning, and operating an approximately 202 MW simple cycle gas peaking facility in Sterlington, Louisiana. Louisiana Generating purchases the capacity and is entitled to all energy from Sterlington. In December 2000, Sabine River Works LP and Sabine River Works GP acquired a 49% limited partnership interest and a 1% general partnership, respectively, in SRW Cogeneration Limited Partnership, a Delaware Limited Partnership that owns and operates an approximately 450 MW natural gas-fired cogeneration plant located near Orange, Texas. Big Cajun Peaking was formed to develop, construct and own a 238 MW gas-fired peaking generating facility located in New Roads, Louisiana. Bayou Cove was formed to develop, construct and own a 320 MW gas-fired peaking generating facility located in Bayou Cove, Louisiana.

Note 1—Business Developments

        On March 31, 2000, for approximately $1,055.9 million, Louisiana Generating acquired 1,708 MW of electric power generation facilities located in New Roads, Louisiana (Cajun facilities). The acquisition was financed through a combination of project level long-term non-recourse debt issued by NRG South Central and equity contributions from NRG South Central's members. Louisiana Generating is a guarantor of the bonds issued on March 30, 2000 to acquire the Cajun facilities. The acquisition was accounted for under the purchase method of accounting with the aggregate purchase price allocated among the acquired assets and liabilities assumed.

        Pursuant to a project development agreement between NRG Energy and Koch Power, Inc., NRG Energy agreed in April 1999 to participate in the development of an approximately 200 MW simple cycle gas peaking facility in Sterlington, Louisiana. Development of the facility had been commenced by Koch Power's affiliate, Koch Power Louisiana LLC, a Delaware limited liability company. In August 2000, NRG Energy acquired 100% of Koch Power Louisiana from Koch Power, and renamed it NRG Sterlington Power LLC and contributed the subsidiary to NRG South Central. In August, 2001, the facility became commercially operational. NRG Sterlington Power was designated as an unrestricted subsidiary of NRG South Central pursuant to the indenture for NRG South Central's senior secured bonds.

        Big Cajun I Peaking Power LLC was formed in July 2000 for the purpose of developing, owning and operating an approximately 238 MW simple cycle natural gas peaking facility expansion project at the Big Cajun I site in New Roads, Louisiana. The peaking facility was completed in June 2001. The energy and capacity generated by the expansion project is used to help meet Louisiana Generating's obligations under the Cajun facilities' power purchase agreements, with any excess power and capacity being marketed by NRG Power Marketing. Big Cajun I Peaking Power was designated as an unrestricted subsidiary of NRG South Central pursuant to the indenture for NRG South Central's senior secured bonds.

        During November 2000, NRG Energy acquired a 49% limited partnership interest and a 1% general partnership interest in SRW Cogeneration Limited Partnership (SRW Cogeneration) for $15 million and contributed the partnership interests to NRG Sabine River Works LP LLC and NRG Sabine River Works GP LLC, Delaware limited liability companies wholly owned by NRG South Central. SRW Cogeneration completed the facility which became commercially operational in November 2001. The approximately 450 MW natural gas-fired cogeneration plant is located at the Dupont Company's Sabine River Works petrochemical facility near Orange, Texas. Subsidiaries of Conoco, Inc. own the other 49% and 1% general partnership interests in SRW Cogeneration.

        NRG Bayou Cove LLC was formed in September 2001 for the purpose of developing, owning and operating an approximately 320 MW gas-fired peaking generating facility located near Jennings, Louisiana.

Note 2—Summary of Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include the accounts of NRG South Central and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Accounting policies for all of NRG South Central's operations are in accordance with accounting principles generally accepted in the United States of America.

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

        In recording transactions and balances resulting from business operations, NRG South Central uses estimates based on the best information available. Estimates are used for such items as plant depreciable lives, and uncollectable accounts, among others. As better information becomes available (or actual amounts are determinable), the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.

Reclassifications

        Certain prior year amounts have been reclassified for comparative purposes. These reclassifications had no effect on net income as previously reported.

Cash and Cash Equivalents

        NRG South Central considers cash to include cash and short-term investments with original maturities of three months or less.

Inventory

        Inventory consisting of coal, spare parts and fuel oil is stated at the lower of weighted average cost or market.

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

Power Marketing Activities

        NRG South Central has entered into a contract with a marketing affiliate for the sale of energy, capacity and ancillary services produced, which enables the affiliate to engage in forward sales and hedging transactions to manage NRG South Central's electricity price exposure. Net gains or losses on hedges by the marketing affiliate, which are physically settled, are recognized in the same manner as the hedged item. NRG South Central receives the net transaction price on all contracts that are physically settled by its marketing affiliate.

Income Taxes

        NRG South Central's net income or loss for income tax purposes, along with any associated tax credits, is included in the tax returns of NRG Energy. Accordingly, no provision has been made for federal or state income taxes in the accompanying financial statements.

        As of December 31, 2001 and 2000, the accompanying financial statements report a balance (in thousands) of $1,166,512 and $1,088,908, respectively, for net property, plant and equipment. The tax basis of this property is estimated to be (in thousands) $1,108,605 and $1,071,512, respectively. The primary difference is due to accelerated tax depreciation.

Summary of Cajun Electric (Predecessor) Cash Flows

        Summarized cash flows from operating and investing activities for Cajun Electric (Predecessor) for the three months ended March 30, 2000 were as follows:

Three months Ended March 30, 2000
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

New Accounting Pronouncements

        In June 2001, the Financial Accounts Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of." Goodwill will no longer be amortized to comply with the provisions of SFAS No. 142. Instead, goodwill and intangible assets that will not be amortized should be tested for impairment annually and on an interim basis if an event occurs or a circumstance changes between annual tests that may reduce the fair value of a reporting unit below its carrying value. An impairment test is required to be performed within six months of the date of adoption, and the first annual impairment test must be performed in the year the statement is initially adopted.

        NRG South Central and its subsidiaries as required are adopting SFAS No. 142 on January 1, 2002. At December 31, 2001, NRG South Central had unamortized intangible assets of $1.7 million. These amounts and all intangible assets and goodwill acquired in the future will be accounted for under the new accounting standard. The new accounting standard occasionally causes reductions in earnings when impairment write-downs of goodwill and/or intangible assets are required. NRG South Central does not expect to recognize any asset impairments as a result of adopting SFAS No. 142 in the first quarter of 2002.

        In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Upon initial recognition of a liability for an asset retirement obligation, an entity shall capitalize an asset retirement cost by increasing the carrying amount of the related long-lived asset by the same amount as the liability. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. NRG South Central has not completed its analysis of SFAS No. 143.

        In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 retains and expands upon the fundamental provisions of existing guidance related to the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Generally, the provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. NRG South Central does not expect to recognize any asset impairments as a result of adopting SFAS No. 144 in the first quarter of 2002.

Note 3—Derivative Instruments and Hedging Activity

        On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 requires the Company to record all derivatives on the balance sheet at fair value. Changes in the fair value of non-hedge derivatives are immediately recognized in earnings. Changes in fair values of derivatives accounted for as hedges are either recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or for forecasted transactions, deferred and recorded as a component of accumulated other comprehensive income (OCI) until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative instrument's change in fair value is immediately recognized in earnings. The Company also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in either the fair value or cash flows of the hedged item. This assessment includes all components of each derivative's gains or losses unless otherwise noted. When it is determined that a derivative ceases to be a highly effective hedge, hedge accounting is discontinued.

        SFAS No. 133 applies to the Company's long-term power sales contracts, long-term gas purchase contracts and other energy related commodities financial instruments used to mitigate variability in earnings due to fluctuations in spot market prices, hedge fuel requirements at generation facilities and protect investments in fuel inventories. At December 31, 2001, the Company had various commodity contracts extending through March, 2002. None of these contracts are designated as hedging instruments.

Accumulated Other Comprehensive Income

        The following table summarizes the effects of SFAS No. 133 on the Company's Accumulated Other Comprehensive Income balance as of December 31, 2001:

Gains/(Losses) in $ thousands	Energy Commodities
OCI balance at December 31, 2000	$—
Initial adoption of SFAS No. 133	500
Unwound from OCI during period:
—due to forecasted transaction no longer probable	—
—due to unwinding of previously deferred amounts	(500)
Mark to market of hedge contracts	—

OCI balance at December 31, 2001	—

Gains/(Losses) expected to unwind from OCI during next 12 months	—

        The adoption of SFAS No. 133 on January 1, 2001, resulted in an after-tax unrealized gain of $0.5 million related to previously deferred net gains on derivatives designated as hedges. During the year ended December 31, 2001, the Company reclassified gains of $0.5 million from OCI to current-period earnings. The net balance in OCI relating to SFAS No. 133 as of December 31, 2001 was $0. There are no deferred gains or losses in OCI that will be reclassified to earnings in the next twelve months.

Statement of Operations

        The following tables summarize the effects of SFAS No. 133 on the Company's statement of operations for the period ended December 31, 2001:

Gains/(Losses) in $ thousands	Energy Commodities
Revenue from majority owned subsidiaries	$21
Cost of operations	(39)

Total Statement of Operations impact	$(18)

Gains/(Losses) in $ thousands	Energy Commodities
Net (loss) recognized in earnings due to:
—instrument not accounted for as hedge	$(18)

Total statement of operations impact	$(18)

        During the year ended December 31, 2001, the Company recognized no gain or loss due to ineffectiveness of commodity cash flow hedges, and no components of the company's derivative instruments' gains or losses were excluded from the assessment of effectiveness.

        The Company's earnings for the year ended December 31, 2001 were decreased by an unrealized loss of $18 thousand associated with changes in the fair value of energy related derivative instruments not accounted for as hedges in accordance with SFAS No. 133.

Note 4—Property, Plant and Equipment

        Property, plant and equipment consists of the following:

	December 31, 2001	December 31, 2000
	(In thousands)
Land	$14,308	$14,308
Facilities, machinery and equipment	1,157,357	1,044,053
Office furnishings and equipment	3,618	3,630
Construction in progress	41,785	47,595
Less: Accumulated depreciation	(50,556)	(20,678)

Property, plant and equipment (net)	$1,166,512	$1,088,908

Note 5—Long and Short Term Debt

        On March 30, 2001, NRG South Central entered into a 364-day $40 million floating rate working capital revolving facility. The proceeds of this facility will be used to finance NRG South Central's working capital needs. As of December 31, 2001, NRG South Central had $0 available under this facility. NRG South Central extended this facility in March 2002 for an additional three months, on substantially similar terms and conditions. The weighted average interest rate for the twelve months ended December 31, 2001 was 4.46%. The Company intends to renew this facility with a facility having substantially similar terms and conditions.

        On March 30, 2000, NRG South Central issued $800 million of senior secured bonds in two tranches. The first tranche was for $500 million with a coupon of 8.962% and a maturity of 2016. The second tranche was for $300 million with a coupon of 9.479% and a maturity of 2024. Interest on the bonds is payable in arrears on each March 15 and September 15. Principal payments will be made semi-annually on each March 15 and September 15 with $25,500,000 due in 2002 and 2003, $15,000,000 due in 2004, 2005, and 2006 with the remaining $667,500,000 due between March 15, 2007 and September 15, 2024. The proceeds of the bonds were used to finance NRG South Central's acquisition of the Cajun generating facilities on March 31, 2000. On December 13, 2000, NRG South Central commenced an Exchange offer of these bonds with registered bonds that contain similar terms and conditions. The Exchange offer was closed on January 19, 2001 with all bonds being exchanged.

        NRG South Central's obligations in respect to the bonds are secured by a security interest in NRG Central's and South Central Generation's interests in NRG South Central and its membership interest in Louisiana Generating; all of the assets related to the Cajun facilities, including its rights under all intercompany notes between NRG South Central and Louisiana Generating but excluding those assets transferred to New Roads at the time of acquisition; the revenue account and the debt service reserve account.

        Louisiana Generating issued a guarantee in favor of the bondholders, which unconditionally and irrevocably guarantees the payment of principal, of premium (if any) and of interest on the bonds. The guarantee is a guarantee of payment and the bond trustee is entitled to make demands for payment under the guarantee any time that amounts due and payable on the bonds have not been paid.

        The obligations of Louisiana Generating are secured by a mortgage with respect to Big Cajun I and II and an interest in:

  •
  All of Louisiana Generating's interest in the Cajun facilities and substantially all personal property associated with the Cajun facilities except for fixtures not located at the Cajun facilities and the assets transferred to New Roads at the time of the acquisition;

  •
  Substantially all contracts, associated with the Cajun facilities to which Louisiana Generating is a party, and all consents to the assignment of these contracts that have been obtained;

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

Note 6—Inventory

        Inventory, which is stated at the lower of weighted average cost or market, consists of:

	December 31, 2001	December 31, 2000
	(In thousands)
Coal	$36,571	$8,099
Spare Parts	15,582	15,277
Fuel oil	763	838

Total	$52,916	$24,214

Note 7—Related Party Transactions

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

        Under the agreement, NRG Power Marketing, Inc. pays to Louisiana Generating gross receipts generated through sales, less costs incurred by NRG Power Marketing, Inc. relative to its providing services (e.g. transmission and delivery costs, fuel cost, taxes, employee labor, contract services, etc.). The Company incurrs no fees related to these power sales and agency agreements with NRG Power Marketing.

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

        During the year ended December 31, 2001 and for the period March 30, 2000 (Inception) through December 31, 2000, Louisiana Generating incurred no operating and maintenance costs from NRG Operating Services.

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

        During the year ended December 31, 2001 and for the period March 30, 2000 (Inception) through December 31, 2000, Louisiana Generating and NRG South Central incurred approximately $0.6 and $0.5 million, respectively, for corporate support and services.

        As of December 31, 2001 and 2000, NRG South Central has an accounts payable-affiliates balance of approximately $27.2 and $40.6 million, respectively, which consisted primarily of a payable to NRG Energy for capitalized development costs incurred prior to the acquisition of the Cajun facilities and other expenses paid on its behalf.

Note 8—Benefits Disclosures

        Louisiana Generating retained a number of the administrative and operating personnel of Cajun Electric upon acquisition of Cajun Electric's generating facilities. Prior to March 31, 2000, these employees were participants in the National Rural Electric Cooperative Association's Retirement and Security Program, a master multiple-employer defined benefit plan. Effective March 31, 2000, the Cooperative's defined benefit and 401-K plans were terminated, no pension obligation was assumed by Louisiana Generating or NRG Energy. Louisiana Generating sponsors a cash balance pension plan arrangement whereby the employees are entitled to a pension benefit of approximately 7% of total payroll. The employees are also eligible to participate in a 401-K plan that provides for the matching of specified amounts of employee contributions to the plan.

        For the year ended December 31, 2001 and the period March 30, 2000 (Inception) through December 31, 2000, NRG South Central recorded approximately $264,000 and $1 million, respectively, of pension expense and approximately $458,000 and $265,000, respectively, of 401-K matching funds.

Note 9—Sales to Significant Customers

        For the year ended December 31, 2001, sales to two customers accounted for 16.4% and 15.7%, respectively of NRG South Central's total revenues. During the period March 30, 2000 (Inception) through December 31, 2000, sales to two customers accounted for 16.7% and 16.1%, respectively, of NRG South Central's total revenues. During March 2000, NRG South Central entered into certain power sales agreements with eleven distribution cooperatives that were customers of Cajun Electric prior to its acquisition of the Cajun facilities. The initial terms of these agreements provide for the sale of energy, capacity and ancillary services for the periods ranging from four to 25 years. In addition, NRG South Central assumed Cajun Electric's obligations under four long-term power supply agreements. The terms of these agreements range from 10 to 26 years. These power sales agreements accounted for the 78.4% and 81.4%, respectively, of NRG South Central's total revenues during the year ended December 31, 2001 and for the period March 30, 2000 (Inception) through December 31, 2000 (Note 11).

Note 10—Financial Instruments

        The estimated fair values of NRG South Central's recorded financial instruments, as of December 31, are as follows:

	2001		2000
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Cash and cash equivalents	$3,208	$3,208	$3,146	$3,146
Long-term debt, including current portion	763,500	749,551	788,750	817,922
Decommissioning funds	4,336	4,336	3,863	3,863

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

Interest rates

        From time to time, NRG South Central may use interest rate hedging instruments to protect it from an increase in the cost of borrowing. As of December 31, 2001 and 2000, there were no such instruments outstanding.

Note 11—Commitments and Contingencies

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

        Under the Form A power supply agreement, Louisiana Generating is obligated to supply the distribution cooperative all of the energy and capacity required by the distribution cooperative for service to its retail customers although the distribution cooperative has certain limited rights under which it can purchase energy and capacity from third parties.

        Louisiana Generating charges the distribution cooperative a demand charge, a fuel charge and a variable operation and maintenance charge. The demand charge consists of two components, a capital rate and a fixed operation and maintenance rate. The distribution cooperatives have an option to choose one of two fuel options; all six have selected the first option which is a fixed fee through 2004 and determined using a formula which is based on gas prices and the cost of delivered coal for the period thereafter. At the end of the fifteenth year of the contract, the cooperatives may switch to the second fuel option. The second fuel option consists of a pass-through of fuel costs, with a guaranteed coal heat rate and purchased energy costs, excluding the demand component in purchased power. From time to time, Louisiana Generating may offer fixed fuel rates which the cooperative may elect to utilize. The variable operation and maintenance charge is fixed through 2004 and escalates at either approximately 3% per annum or in accordance with actual changes in specified indices as selected by the distribution cooperative. Five of the distribution cooperatives elected the fixed escalation provision and one elected the specified indices provision.

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

        For base supply, Louisiana Generating charges the distribution cooperative a demand charge, an energy charge and a fuel charge. The demand charge for each contract year is set forth in the agreement and is subject to increase for environmental legislation or occupational safety and health laws enacted after the effective date of the agreement. Louisiana Generating can increase the demand charge to the extent its cost of providing supplemental supply exceeds $400/kW. The energy charge is fixed through 2004, and decreased slightly for the remainder of the contract term. The fuel charge is a pass-through of fuel and purchased energy costs. The distribution cooperative may elect to be charged based on a guaranteed coal-fired heat rate of 10,600 Btu/kWh, and it may also select fixed fuel factors as set forth in the agreement for each year through 2008. The one distribution cooperative which selected this form of agreement elected to utilize the fixed fuel factors. For the years after 2008, Louisiana Generating will offer additional fixed fuel factors for five-year periods that may be elected. For the years after 2008, the distribution cooperative may also elect to have its charges computed under the pass-through provisions with or without the guaranteed coal-fired heat rate.

        At the beginning of year six, Louisiana Generating will establish a rate fund equal to the ratable share of $18 million. The amount of the fund will be approximately $720,000. This fund will be used to offset the energy costs of the Form B distribution cooperatives which elected the fuel pass-through provision of the fuel charge, to the extent the cost of power exceeds $0.04/kWh. Any funds remaining at the end of the term of the power supply agreement will be returned to Louisiana Generating.

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

        Louisiana Generating must contract for all transmission service required to serve the distribution cooperative and will pass through the costs of transmission service to the cooperative. Louisiana Generating is required to supply at its cost, without pass-through, control area services and ancillary services which transmission providers are not required to provide.

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

        The SWEPCO Operating Reserves and Off-Peak Power Sale Agreement, terminates on December 31, 2007. The agreement requires Louisiana Generating to supply 100 MW of off-peak energy during certain hours of the day to a maximum of 292,000 MWh per year and an additional 100 MW of operating reserve capacity and the associated energy within ten minutes of a phone request during certain hours to a maximum of 43,800 MWh of operating reserve energy per year. The obligation to purchase the 100 MW of off-peak energy is contingent on Louisiana Generating's ability to deliver operating reserve capacity and energy associated with operating reserve capacity. At Louisiana Generating's request, it will supply up to 100 MW of non-firm, on peak capacity and associated energy.

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

Coal Supply Agreement

        Louisiana Generating has entered into a coal supply agreement with Triton Coal. The coal is primarily sourced from Triton Coal's Buckskin and North Rochelle mines located in Powder River Basin, Wyoming. The Coal supply agreement has a term of five years from March 31, 2000. The agreement is for the full coal requirements of Big Cajun II. The agreement establishes a base price per ton for coal supplied by Triton Coal. The base price is subject to adjustment for changes in the level of taxes or other government fees and charges, or variations in the caloric value of the coal shipped. The base price is based on certain annual weighted average quality specifications, subject to suspension and rejection limits.

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

Note 12—Predecessor Revenues and Expenses

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

Note 13—Jointly Owned Plant

        On March 31, 2000, Louisiana Generating acquired a 58% interest in the Big Cajun II, Unit 3 generation plant. Entergy Gulf States owns the remaining 42%. Big Cajun II, Unit 3 is operated and maintained by Louisiana Generating pursuant to a joint ownership participation and operating agreement. Under this agreement, Louisiana Generating and Entergy Gulf States are each entitled to their ownership percentage of the hourly net electrical output of Big Cajun II, Unit 3. All fixed costs are shared in proportion to the ownership interests. Fixed costs include the cost of operating common facilities. All variable costs are borne in proportion to the energy delivered to the owners. Our income statement includes our share of all fixed and variable costs of operating the unit. NRG South Central's 58% share of the original cost included in Property, Plant and Equipment, at December 31, 2001 and 2000 was $179.6 million and $179.1 million, respectively. The corresponding accumulated depreciation and amortization was $7.8 million and $3.4 million, respectively.

Note 14—Decommissioning Fund

        NRG South Central is required by the State of Louisiana Department of Environmental Quality ("DEQ") to rehabilitate its Big Cajun II ash and wastewater impoundment areas upon removal from service of the Big Cajun II facilities. On July 1, 1989, a guarantor trust fund (the "Solid Waste Disposal Trust Fund") was established to accumulate the estimated funds necessary for such purpose. NRG South Central's predecessor deposited $1.06 million in the Solid Waste Disposal Trust Fund in 1989, and funded $116,000 annually thereafter, based upon an estimated future rehabilitation cost (in 1989 dollars) of approximately $3.5 million and the remaining estimated useful life of the Big Cajun II facilities. Cumulative contributions to the Solid Waste Disposal Trust Fund and earnings on the investments therein are accrued as a decommissioning liability. At December 31, 2001 and 2000, the carrying value of the trust fund investments and the related accrued decommissioning liability was approximately $4.3 and $3.9 million, respectively. The trust fund investments are comprised of various debt securities of the United States and are carried at amortized cost, which approximates their fair value.

Note 15—Condensed Consolidating Financial Information

        The following tables set forth the consolidating financial statements of NRG South Central Generating LLC (Bond Issuer); Louisiana Generating LLC (Bond Guarantor); NRG New Roads Holding LLC, NRG Sterlington Power LLC, Big Cajun I Peaking Power LLC, NRG Sabine River Works GP LLC, NRG Sabine River Works LP LLC and NRG Bayou Cove Peaking Power LLC (Unrestricted, Non-guarantor subsidiaries). The condensed consolidating financial statements present the unrestricted non-guarantor subsidiaries on a combined basis. The consolidating financial statements as of and for the year ended December 31, 2001 and the period March 30, 2000 (Inception) through December 31, 2000 have been derived from the audited historical consolidated financial statements of NRG South Central.

NRG SOUTH CENTRAL GENERATING LLC
AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET
December 31, 2001

	Unrestricted Non-Guarantor Subsidiaries	Louisiana Generating LLC (Bond Guarantor)	South Central Generating LLC (Bond Issuer)	Eliminations(1)	Consolidated Balance
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$3,208	$—	$—	$3,208
Accounts receivable, net	769	43,353	—	—	44,122
Interest receivable	—	—	20,453	(20,453)	—
Inventory	930	51,986	—	—	52,916
Prepaid expenses	259	2,368	—	—	2,627

Total current assets	1,958	100,915	20,453	(20,453)	102,873
Equity investments in affiliates	—	—	440,487	(440,487)	—
Investment in Projects	50,233	—	—	—	50,233
Intercompany note receivable-bonds	—	—	763,500	(763,500)	—
Intercompany note receivable-revolver	—	—	40,000	(40,000)	—
Property, plant & equipment, net	185,250	981,262	—	—	1,166,512
Decommissioning fund investment	—	4,336	—	—	4,336
Deferred financing costs, net	—	9,969	—	—	9,969
Other assets	—	2,306	5,050	—	7,356

Total assets	$237,441	$1,098,788	$1,269,490	$(1,264,440)	$1,341,279

LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$—	$25,500	$—	$25,500
Revolving line of credit		—	40,000		40,000
Intercompany note payable	—	65,500	—	(65,500)	—
Accounts payable	10	314	—	—	324
Accounts payable-affiliates, net	44,060	(16,814)	—	—	27,246
Accrued interest	—	20,453	20,453	(20,453)	20,453
Accrued fuel, purchased power and transmission expense	484	26,115	—	—	26,599
Accrued liabilities	665	11,355	6	—	12,026

Total current liabilities	45,219	106,923	85,959	(85,953)	152,148
Long-term debt	—	—	738,000	—	738,000
Intercompany note payable	—	738,000	—	(738,000)	—
Other long-term liabilities	—	5,600	—	—	5,600
Unrealized loss on FAS 133	—	—	18	—	18

Total liabilities	45,219	850,523	823,977	(823,953)	895,766
MEMBERS' EQUITY	192,222	248,265	445,513	(440,487)	445,513

Total liabilities and members' equity	$237,441	$1,098,788	$1,269,490	$(1,264,440)	$1,341,279

(1)
All significant intercompany transactions have been eliminated in consolidation.

NRG SOUTH CENTRAL GENERATING LLC
AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2001

	Unrestricted, Non-Guarantor Subsidiaries	Louisiana Generating LLC (Bond Guarantor)	South Central Generating LLC (Bond Issuer)	Eliminations(1)	Consolidated Balance
	(In thousands)
Operating Revenues
Revenues from wholly-owned operations	$12,751	$401,935	$—	$(15,291)	$399,395
Equity earnings of unconsolidated affiliates	(2,435)	—	—	—	(2,435)

Total operating revenues and equity earnings	10,316	401,935	—	(15,291)	396,960
Operating costs and expenses
Cost of operations	18,582	273,245	18	(15,291)	276,554
Depreciation and amortization	2,667	27,211	—	—	29,878
General and administrative expenses	682	6,601	283	—	7,566

Operating income	(11,615)	94,878	(301)	—	82,962
Other income/(expense)
Other income, net	145	(334)	71,642	(71,642)	(189)
Equity in earnings of subsidiaries	—	—	10,409	(10,409)	—
Interest expense	—	(72,665)	(71,642)	71,642	(72,665)

Net Income	$(11,470)	$21,879	$10,108	$(10,409)	$10,108

(1)
All significant intercompany transactions have been eliminated in consolidation.

NRG SOUTH CENTRAL GENERATING LLC
AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2001

	Unrestricted Non-Guarantor Subsidiaries	Louisiana Generating LLC (Bond Guarantor)	South Central Generating LLC (Bond Issuer)	Eliminations(1)	Consolidated Balance
	(In thousands)
Cash Flows from operating activities:
Net income	$(11,470)	$21,879	$10,108	$(10,409)	$10,108
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss in earnings of unconsolidated affiliates	2,435	—	—	—	2,435
Depreciation and amortization	2,667	27,211	—	—	29,878
Amortization of deferred finance costs	—	427	—	—	427
Unrealized loss on energy contracts	—		18	—	18
Distributions in excess of earnings	—	—	—	—	—
Changes in assets and liabilities:
Accounts receivable	(769)	9,291	—	—	8,522
Inventory	(930)	(27,772)	—	—	(28,702)
Prepaid expenses	46	(838)	—	—	(792)
Accounts payable	(358)	(2,125)	—	—	(2,483)
Accounts payable—affiliates	9,158	(54,896)	(10,321)	10,454	(45,605)
Accrued interest	—	(844)	(857)	844	(857)
Interest receivable	—	—	844	(844)	—
Accrued fuel and purchased power expense	110	11,944	—	—	12,054
Other current liabilities	(630)	4,895	6	—	4,271
Changes in other assets and liabilities	(259)	286	202	(45)	184

Net cash (used in) provided by operating activities	—	(10,542)	—	—	(10,542)

Cash flows from investing activities:
Investment in subsidiaries	—	—	(5,051)	5,051	—
Net intercompany advances	—	—	(40,000)	40,000	—
Payment received on loan to affiliate	—	—	25,250	(25,250)	—
Proceeds from disposition of property and equipment	—		—	—
Capital expenditures	—	(8,866)	—	—	(8,866)

Net cash (used in) provided by investing activities	—	(8,866)	(19,801)	19,801	(8,866)

Cash flows from financing activities:
Contributions by members	—	5,051	5,051	(5,051)	5,051
Net proceeds/payments on revolver	—	40,000	40,000	(40,000)	40,000
Repayments of long-term borrowings	—	(25,250)	(25,250)	25,250	(25,250)
Deferred financing costs	—	(331)	—	—	(331)

Net cash provided by (used in) financing activities:	—	19,470	19,801	(19,801)	19,470

Net increase in cash and cash equivalents	—	62	—	—	62
Cash and cash equivalents, beginning of Period	—	3,146	—	—	3,146

Cash and cash equivalents, end of Period	$—	$3,208	$—	$—	$3,208

(1)
All significant intercompany transactions have been eliminated in consolidation.

NRG SOUTH CENTRAL GENERATING LLC
AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET
December 31, 2000

	Unrestricted Non-Guarantor Subsidiaries	Louisiana Generating LLC (Bond Guarantor)	South Central Generating LLC (Bond Issuer)	Eliminations(1)	Consolidated Balance
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$3,146	$—	$—	$3,146
Accounts receivable	—	52,644	—	—	52,644
Interest receivable	—	—	21,297	(21,297)	—
Inventory	—	24,214	—	—	24,214
Prepaid expenses	46	1,530	—	—	1,576

Total current assets	46	81,534	21,297	(21,297)	81,580
Investment in Subsidiaries	—	—	314,151	(314,151)	—
Investment in Projects	15,344	—	—	—	15,344
Intercompany note receivable	—	—	788,750	(788,750)	—
Property, plant & equipment, net	89,301	999,607	—	—	1,088,908
Decommissioning fund investments	—	3,863	—	—	3,863
Deferred financing costs, net	—	10,065	21	—	10,086
Other assets	—	2,328	5,267	—	7,595

Total assets	$104,691	$1,097,397	$1,129,486	$(1,124,198)	$1,207,376

LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$—	$25,250	$—	$25,250
Intercompany note payable	—	25,250	—	(25,250)	—
Accounts payable	368	2,439	—	—	2,807
Accounts payable-affiliates, net	9,853	38,082	(7,351)	—	40,584
Accrued fuel, purchased power and transmission expense	374	14,171	—	—	14,545
Accrued interest	—	21,297	21,310	(21,297)	21,310
Accrued liabilities	1,295	6,460	—	—	7,755

Total current liabilities	11,890	107,699	39,209	(46,547)	112,251
Long-term debt	—	—	763,500	—	763,500
Intercompany note payable	—	763,500	—	(763,500)	—
Other long-term liabilities	—	4,863	—	—	4,863

Total liabilities	11,890	876,062	802,709	(810,047)	880,614
MEMBERS' EQUITY	92,801	221,335	326,777	(314,151)	326,762

Total liabilities and members' equity	$104,691	$1,097,397	$1,129,486	$(1,124,198)	$1,207,376

(1)
All significant intercompany transactions have been eliminated in consolidation.

NRG SOUTH CENTRAL GENERATING LLC
AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS
For the Period March 30, 2000 (Inception) through December 31, 2000

	Unrestricted, Non-Guarantor Subsidiaries	Louisiana Generating LLC (Bond Guarantor)	South Central Generating LLC (Bond Issuer)	Eliminations(1)	Consolidated Balance
	(In thousands)
Operating revenues
Revenues from wholly-owned operations	$4,320	$309,010	$—	$(4,267)	$309,063
Operating costs and expenses
Cost of operations	696	205,188	—	(4,267)	201,617
Depreciation and amortization	377	20,335	—	—	20,712
General and administrative expenses	265	5,175	172	—	5,612

Operating income	2,982	78,312	(172)	—	81,122
Other income/(expense)
Other income, net	65	651	56,217	(56,058)	875
Equity in earnings of subsidiaries	—	—	26,029	(26,029)	—
Interest expense	—	(55,981)	(56,058)	56,058	(55,981)

Net income	$3,047	$22,982	$26,016	$(26,029)	$26,016

(1)
All significant intercompany transactions have been eliminated in consolidation.

NRG SOUTH CENTRAL GENERATING LLC
AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS
For the period March 30, 2000 (Inception) through December 31, 2000

	Unrestricted Non-Guarantor Subsidiaries	Louisiana Generating LLC (Bond Guarantor)	South Central Generating LLC (Bond Issuer)	Eliminations(1)	Consolidated Balance
	(In thousands)
Cash Flows from operating activities:
Net income	$3,047	$22,982	$26,016	$(26,029)	$26,016
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	377	20,335	—	—	20,712
Amortization of deferred finance costs	—	324	163	—	487
Distributions in excess of earnings	—	—	5,971	(5,971)	—
Changes in assets and liabilities:
Accounts receivable	—	(52,644)	—	—	(52,644)
Accounts receivable—affiliates		—	—	—	—
Inventory	—	8,872	—	—	8,872
Prepaid expenses	(46)	(1,330)	—	—	(1,376)
Accounts payable	368	2,439	—	—	2,807
Accounts payable—affiliates	280	(330)	3,038	—	2,988
Accrued interest	—	21,297	21,310	(21,297)	21,310
Interest receivable	—	—	(21,297)	21,297	—
Accrued fuel, purchased power expense	374	14,171	—	—	14,545
Other current liabilities	1,295	5,183	—	—	6,478
Cash provided by changes in other assets and liabilities	—	1,413	(5,430)	—	(4,017)

Net cash provided by (used in) operating activities	5,695	42,712	29,771	(32,000)	46,178

Cash flows from investing activities:
Business acquisition, net of liabilities assumed	(25,574)	(1,030,353)	—	—	(1,055,927)
Investment in subsidiaries	—	—	(255,944)	255,944	—
Proceeds from disposition of property and equipment	—	9,017	—	—	9,017
Capital expenditures	(6,797)	(5,333)	—	—	(12,130)
Payment received on loan to affiliate	—	—	11,250	(11,250)	—
Loan to affiliate	—	—	(800,000)	800,000	—

Net cash (used in) provided by investing activities	(32,371)	(1,026,669)	(1,044,694)	1,044,694	(1,059,040)

Cash flows from financing activities:
Contributions by members	26,676	230,353	268,583	(255,944)	269,668
Distributions to members	—	(32,000)	(32,000)	32,000	(32,000)
Proceeds from long-term borrowings	—	800,000	800,000	(800,000)	800,000
Repayment of long-term borrowings	—	(11,250)	(11,250)	11,250	(11,250)
Deferred financing costs	—	—	(10,410)	—	(10,410)

Net cash provided by (used in) financing activities	26,676	987,103	1,014,923	(1,012,694)	1,016,008

Net increase in cash and cash equivalents	—	3,146	—	—	3,146
Cash and cash equivalents, beginning of period	—	—	—	—	—

Cash and cash equivalents, end of period	$—	$3,146	$—	$—	$3,146

(1)
All significant intercompany transactions have been eliminated in consolidation.

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

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
(a)(3)	Exhibits
3.1*	Certificate of Formation of NRG South Central Generating LLC
3.2*	Limited Liability Company Agreement of NRG South Central Generating LLC
3.3*	Certificate of Formation of Louisiana Generating LLC
3.4*	Limited Liability Company Agreement of Louisiana Generating LLC
3.5*	Certificate of Formation of NRG New Roads Holdings LLC
3.6*	Limited Liability Company Agreement of NRG New Roads Holdings LLC
3.7*	Certificate of Formation of NRG Sterlington Power LLC
3.8*	Limited Liability Company Agreement of NRG Sterlington Power LLC
3.9*	Certificate of Formation of Big Cajun I Peaking Power LLC
3.10*	Limited Liability Company Agreement of Big Cajun I Peaking Power LLC
3.11*	Certificate of Formation of NRG Sabine River Works LP LLC
3.12*	Limited Liability Company Agreement of NRG Sabine River Works LP LLC
3.13*	Certificate of Formation of NRG Sabine River Works GP LLC
3.14*	Limited Liability Company Agreement of NRG Sabine River Works GP LLC
4.1*	Trust Indenture, dated as of March 30, 2000, among NRG South Central Generating LLC, Louisiana Generating LLC and The Chase Manhattan Bank, as bond trustee, The Chase Manhattan Bank, as depository bank, relating to the Senior Secured Bonds
4.2*	Form of certificate of 8.962% Series A Senior Secured Bonds due 2016 (included in Exhibit 4.1)
4.3*	Form of certificate of 9.479% Series B Senior Secured Bonds due 2024 (included in Exhibit 4.1)
4.4*	Form of certificate of 8.962% Series A-1 Senior Secured Bonds due 2016
4.5*	Form of certificate of 9.479% Series B-1 Senior Secured Bonds due 2024
4.6*	Exchange and Registration Rights Agreement, dated as of March 30, 2000, by and among NRG South Central Generating LLC, Louisiana Generating LLC, Chase Securities Inc. and Lehman Brothers Inc., on behalf of the Initial Purchasers

4.7*	Collateral Agency and Intercreditor Agreement, dated as of March 30, 2000, among NRG South Central Generating LLC, Louisiana Generating LLC, The Chase Manhattan Bank, as bond trustee, The Chase Manhattan Bank, as depositary bank and The Chase Manhattan Bank, as collateral agent
4.8*	Assignment and Security Agreement, dated as of March 30, 2000, between NRG South Central Generating LLC and The Chase Manhattan Bank, as collateral agent
4.9*	Guarantor Note, dated as of March 30, 2000, by Louisiana Generating LLC in favor of NRG South Central Generating LLC
4.10*	Guarantor Loan Agreement, dated as of March 30, 2000 among Louisiana Generating LLC and NRG South Central Generating LLC
4.11*	Guarantee, dated as of March 30, 2000, by Louisiana Generating LLC in favor of The Chase Manhattan Bank
4.12*	Debt Reserve Guarantee Agreement, dated as of March 30, 2000, between NRG Energy, Inc. and The Chase Manhattan Bank, as trustee, on behalf of the Holders of the Bonds
4.13*	Assignment and Security Agreement, dated as of March 30, 2000, between Louisiana Generating LLC and The Chase Manhattan Bank, as collateral agent
4.14*	Assignment and Security Agreement, dated as of March 30, 2000, among NRG Power Marketing Inc. and The Chase Manhattan Bank, as collateral agent
4.15*	Pledge and Security Agreement, dated as of March 30, 2000, among NRG South Central Generating LLC and The Chase Manhattan Bank, as collateral agent
5.1*	Form of opinion and consent of Gibson, Dunn & Crutcher LLP as to the legality of the securities to be issued in this exchange offer
10.1*	Working Capital Agreement, dated as of April 30, 2000, by NRG South Central Generating LLC, the Guarantors, the Lenders and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as administrative agent
10.2*	NRG South Central Generating LLC Secured Revolving Note, dated as of April 30, 2000, by NRG South Central Generating LLC to The Bank of Tokyo-Mitsubishi, Ltd., New York Branch
10.3*	Power Sales and Agency Agreement, dated March 24, 2000 among NRG Power Marketing Inc. and Louisiana Generating LLC
10.4*	Operation and Management Services Agreement, dated March 24, 2000, among NRG Operating Services, Inc. and Louisiana Generating LLC
10.5*	Corporate Services Agreement, dated March 24, 2000, among NRG Energy, Inc. and NRG South Central Generating
10.6*	Corporate Services Agreement, dated March 24, 2000, among NRG Energy, Inc. and Agreement Louisiana Generating
10.7*	Corporate Services Agreement, dated August 17, 2000, among NRG Energy, Inc. and NRG Sterlington Power LLC
10.8*	Corporate Services Agreement, dated August 4, 2000, among NRG Energy, Inc. and Big Cajun I Peaking Power LLC
10.9*	Coal Transportation Agreement between Louisiana Generating, LLC and The Burlington Northern and Santa Fe Railway Company and American Commercial Marine Service Company
10.10*	Agreement between Louisiana Generating, LLC and Triton Coal Company for the Sale and Purchase of Coal

21.1*	Agreement between Louisiana Generating, LLC and Triton Coal Company for the Sale and Purchase of Coal
24.1	Powers of Attorney (included on signature page)
25.1*	Form T-1 Statement of Eligibility of the Chase Manhattan Bank to act as Trustee under the indenture
99.1	Financial statements of Louisiana Generating LLC
99.2*	Financial statements of Cajun Electric (Cajun Facilities) Carve-Out Financial Statements for the years ended December 31, 1999 and 1998

+
Confidential treatment was requested for portions of these exhibits. Omitted material was filed separately with the Commission.

*
Previously filed.

(1)
File previously filed with report on form 10K for the year ended December 31, 2000.

(b)
Reports on Form 8-K

        None

Cautionary Statement Regarding Forward-Looking Information

        The information presented in this Form 10-K includes forward-looking statements in addition to historical information. These statements involve known and unknown risks and relate to future events, or projected business results. In some cases forward-looking statements may be identified by their use of such words as "may," "expects," "plans," "anticipates," "believes," and similar terms. Forward-looking statements are only predictions, and actual results may differ materially from the expectations expressed in any forward-looking statement. While the Company believes that the expectations expressed in such forward-looking statements are reasonable, we can give no assurances that these expectations will prove to have been correct. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

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

  •
  Factors affecting the availability or cost of capital, such as changes in: interest rates; market perceptions of the power generation industry, the Company or any of its subsidiaries; or changes in credit ratings;

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

  •
  Volatility of energy process in a deregulated market environment;

  •
  Increased competition in the power generation industry;

  •
  Cost and other effects of legal and administrative proceedings, settlements, investigations and claims;

  •
  Technological developments that result in competitive disadvantages and create the potential for impairment of existing assets;

  •
  The completion of the Xcel Energy exchange offer transaction and the business plan Xcel Energy puts in place following such completion;

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

Signatures

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 29, 2002

NRG SOUTH CENTRAL GENERATING LLC (Registrant)
/s/ CRAIG A. MATACZYNSKI Craig A. Mataczynski, President
/s/ BRIAN B. BIRD Brian B. Bird, Treasurer (Principal Accounting Officer)
Date: March 29, 2002

POWER OF ATTORNEY

        Each person whose signature appears below constitutes and appoints Craig A. Mataczynski and Brian B. Bird, each or any of them, such person's true and lawful attorney-in-fact and agent with full power of substitution and resubstitution for such person and in such person's name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as such person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 29, 2002:

Signature	Title

/s/ CRAIG A. MATACZYNSKI Craig A. Mataczynski	President (Principal Executive Officer)
/s/ ALAN D. WILLIAMS Alan D. Williams	Vice President
/s/ BRIAN B. BIRD Brian B. Bird	Treasurer (Principal Financial Officer)

/s/ A. KELL MCINNIS A. Kell McInnis	Secretary
/s/ DAVID H. PETERSON David H. Peterson	Management Committee Member
/s/ LEONARD A. BLUHM Leonard A. Bluhm	Management Committee Member

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15 (d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

        An annual report will not be sent to security holders. No proxy material will be sent to security holders.

QuickLinks

Index
Part I
Item 1—Business
Item 2—Properties
Item 3—Legal Proceedings
PART II
Item 5—Market for the Registrant's Common Equity and Related Stockholder Matters
Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7 A—Quantitative and Qualitative Disclosures About Market Risk
Item 8—Financial Statements and Supplementary Data
Report of Independent Accountants
Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
Part IV
Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K
Signatures
POWER OF ATTORNEY