Form 10-Q
period 2002-03-31
NRG SOUTH CENTRAL GENERATING LLC
filed 2002-05-15
CIK 1124468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934

☐	Transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934

	For the Quarter Ended: March 31, 2002	Commission File No. 333-48900

NRG South Central Generating LLC

(Exact name of Registrant as specified in its charter)

Delaware	41-1963217
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

901 Marquette Avenue, Suite 2300 Minneapolis, Minnesota	55402
(Address of principal executive offices)	(Zip Code)

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

NRG SOUTH CENTRAL GENERATING LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
	(Unaudited)	(Unaudited)
	(in thousands)

Operating revenues
Revenues from majority owned operations	$91,818	$97,451
Equity (losses) of unconsolidated affiliates	(2,101)	—
Total operating revenues and equity earnings	89,717	97,451
Operating costs and expenses
Cost of operations	57,452	60,115
Depreciation and amortization	8,087	7,031
General and administrative expenses	2,172	1,814
Operating income	22,006	28,491
Other income (expense)
Other income, net	(376)	102
Interest expense	(17,852)	(18,093)
Net income	$3,778	$10,500

See accompanying notes to consolidated financial statements.

NRG SOUTH CENTRAL GENERATING LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	March 31, 2002	December 31, 2001
	(Unaudited)
	(In thousands)

ASSETS
CURRENT ASSETS:
Restricted Cash	$28,339	$3,208
Accounts receivable, net	52,535	44,122
Notes receivable -current	3,000	—
Inventory	58,963	52,916
Prepaid expenses	1,895	2,627
Total current assets	144,732	102,873
NON-CURRENT ASSETS
Equity investments in affiliates	50,144	50,233
Property, plant & equipment, net of accumulated depreciation of $58,258 and $50,556	1,197,099	1,166,512
Notes receivable — long term	3,000	—
Decommissioning fund investments	4,340	4,336
Deferred financing costs, net of accumulated amortization of $857 and $750	9,862	9,969
Derivative instruments valuation — at market	138	—
Other assets, net of accumulated amortization of $524 and $458	7,291	7,356
Total assets	$1,416,606	$1,341,279

LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$25,500	$25,500
Revolving line of credit	40,000	40,000
Accounts payable	1,696	324
Accounts payable-affiliates	94,132	27,246
Accrued fuel and purchased power expense	16,721	26,599
Accrued interest	2,645	20,453
Checks in excess of cash	27,565	5,865
Other current liabilities	16,769	6,161
Total current liabilities	225,028	152,148
Long-term debt	725,250	738,000
Other non-current liabilities	6,275	5,600
Derivative instruments valuation—at market	751	18
Total liabilities	957,304	895,766
Commitments and contingencies
MEMBERS’ EQUITY	459,302	445,513
Total liabilities and members’ equity	$1,416,606	$1,341,279

See accompanying notes to consolidated financial statements.

NRG SOUTH CENTRAL GENERATING LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF MEMBERS’ EQUITY

(Unaudited)

	Member Contributions/ Distributions	Accumulated Income	Accumulated Other Comprehensive Income	Total Members’ Equity
	(In thousands)

Balances at January 1, 2001	$300,746	$26,016	$—	$326,762

Cumulative effect upon adoption of SFAS 133	—	—	500	500
Impact of SFAS 133 for period ended March 31, 2001	—	—	(500)	(500)
Net income	—	10,500	—	10,500
Total comprehensive income for the period ended March 31, 2001				10,500
Member contributions, net	37,435	—	—	37,435
Balances at March 31, 2001	$338,181	$36,516	$—	$374,697
Balances at January 1, 2002	$409,389	$36,124	$—	$445,513
Net income	—	3,778	—	3,778
Total comprehensive income for the period ended March 31, 2002	—	—	—	3,778
Member contributions, net	10,011	—	—	10,011
Balances at March 31, 2002	$419,400	$39,902	$—	$459,302

See accompanying notes to consolidated financial statements.

NRG SOUTH CENTRAL GENERATING LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001

	(In thousands)

Cash flows from operating activities:
Net income	$3,778	$10,500
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss in earnings of unconsolidated affiliates	2,101	—
Depreciation and amortization	8,087	7,031
Amortization of deferred finance costs	107	159
Unrealized (gain)/loss on energy contracts	595	(747)
Changes in assets and liabilities:
Accounts receivable	(8,413)	8,845
Inventory	(6,047)	(14,275)
Prepaid expenses	555	230
Accounts payable	1,372	(41,154)
Accounts payable—affiliates	30,105	20,401
Accrued interest	(17,808)	(18,186)
Accrued fuel and purchased power expense	(9,878)	(4,568)
Other current liabilities	10,608	4,021
Changes in other assets and liabilities	913	(71)
Net cash provided (used in) by operating activities	16,075	(27,814)
Cash flows from investing activities:
Capital expenditures	(1,894)	(1,370)
Increase in notes receivable	(6,000)	—
Increase in restricted cash	(25,131)	(1,948)
Net cash used in investing activities	(33,025)	(3,318)
Cash flows from financing activities:
Contributions by members	8,000	5,051
Net proceeds on revolver	—	40,000
Repayments of long-term borrowings	(12,750)	(12,500)
Checks in excess of cash	21,700	(1,088)
Deferred financing costs	—	(331)
Net cash provided by financing activities	16,950	31,132

Net increase in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—

Supplemental Disclosures of Non-Cash Information

Non-cash contribution to non-guarantor sub	2,011	—

See accompanying notes to consolidated financial statements.

NRG SOUTH CENTRAL GENERATING LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NRG South Central Generating LLC (NRG South Central or the Company), a Delaware Limited Liability Company formed in 2000, is an indirect wholly-owned subsidiary of NRG Energy, Inc. (NRG Energy). NRG South Central owns 100% of Louisiana Generating LLC (Louisiana Generating), NRG New Roads Holding LLC (New Roads), NRG Sterlington Power LLC (Sterlington), Big Cajun I Peaking Power LLC (Big Cajun Peaking), NRG Sabine River Works LP LLC (Sabine River Works LP), NRG Sabine River Works GP LLC (Sabine River Works GP) and NRG Bayou Cove Peaking Power LLC (Bayou Cove). NRG South Central’s members are NRG Central U.S. LLC (NRG Central) and South Central Generation Holding LLC (South Central Generation). NRG Central and South Central Generation are wholly owned subsidiaries of NRG Energy, each of which owns a 50% interest in NRG South Central.

NRG South Central was formed for the purpose of financing, acquiring, owning, operating and maintaining through its subsidiaries and affiliates the facilities owned by Louisiana Generating and any other facilities that it or its subsidiaries may acquire in the future.

Pursuant to a competitive bidding process, following the Chapter 11 bankruptcy proceeding of Cajun Electric Power Cooperative, Inc. (Cajun Electric), Louisiana Generating acquired the non-nuclear electric power generating assets of Cajun Electric (the Cajun Facilities). New Roads was formed for the purpose of holding assets that Louisiana Generating acquired from Cajun Electric which are not necessary for the operation of the newly acquired generating facilities and, with respect to some of these assets, may not be held by Louisiana Generating under applicable federal regulations. Sterlington, which was acquired by NRG Energy and contributed to NRG South Central in August 2000, was formed for the purpose of developing, constructing, owning, and operating an approximately 202 MW simple cycle gas peaking facility in Sterlington, Louisiana. Louisiana Generating purchases the capacity and is entitled to all energy from Sterlington. In December 2000, Sabine River Works LP and Sabine River Works GP acquired a 49% limited partnership interest and a 1% general partnership interest, respectively, in SRW Cogeneration Limited Partnership, a Delaware Limited Partnership that owns and operates an approximately 450 MW natural gas-fired cogeneration plant located near Orange, Texas. Big Cajun Peaking was formed to develop, construct and own a 238 MW gas-fired peaking generating facility located in New Roads, Louisiana. Bayou Cove was formed to develop, construct and own a 320 MW gas-fired peaking generating facility located in Bayou Cove, Louisiana.

The acquisition of the Cajun Electric assets was financed in part through the issuance by NRG South Central of $800 million aggregate principal amount of senior secured bonds.  Louisiana Generating is a guarantor of the bonds.  NRG New Roads Holdings, NRG Sterlington Power, NRG Sabine River Works LP, NRG  Sabine River Works GP, Big Cajun I Peaking , and Bayou Cove have been designated as “unrestricted subsidiaries” of NRG South Central under the indenture governing the bonds, and are not guarantors of the bonds.

The accompanying unaudited consolidated financial statements have been prepared in accordance with SEC regulations for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The accounting policies followed by the Company are set forth in Item 8 - Note 2 to the Company’s financial statements in its annual report on Form 10-K for the year ended December 31, 2001 (Form 10-K).  The following notes should be read in conjunction with such policies and other disclosures in the Form 10-K.  Interim results are not necessarily indicative of results for a full year.

In the opinion of management, the accompanying unaudited interim financial statements contain all material adjustments necessary to present fairly the consolidated financial position of the Company as of March 31, 2002 and December 31, 2001, the results of its operations for the three months ended March 31, 2002 and March 31, 2001, and its cash flows and members’ equity for the three months ended March 31, 2002 and March 31, 2001.

Certain prior-year amounts have been reclassified for comparative purposes.  These reclassifications had no effect on net income or total member’s equity as previously reported.

Note 1—Property, Plant and Equipment

Property, plant and equipment consists of the following:

	March 31, 2002	December 31, 2001
	(In thousands)

Land	$14,308	$14,308
Facilities, machinery and equipment	1,156,513	1,157,357
Office furnishings and equipment	3,625	3,618
Construction in progress	80,911	41,785
Less: Accumulated depreciation	(58,258)	(50,556)
Property, plant and equipment (net)	$1,197,099	$1,166,512

Note 2—Long and Short Term Debt

On March 30, 2001, NRG South Central entered into a 364-day $40 million floating rate working capital revolving facility. The proceeds of this facility will be used to finance NRG South Central’s working capital needs. As of March 31, 2002 and December 31, 2001, NRG South Central had $0 available under this facility. NRG South Central extended this facility in March 2002 for an additional three months, on substantially similar terms and conditions. The weighted average interest rate for the three months ended March 31, 2002 was 2.88%. The Company intends to renew this facility with a facility having substantially similar terms and conditions.

On March 30, 2000, NRG South Central issued $800 million of senior secured bonds in two tranches. The first tranche was for $500 million with a coupon of 8.962% and a maturity of 2016. The second tranche was for $300 million with a coupon of 9.479% and a maturity of 2024. Interest on the bonds is payable in arrears on each March 15 and September 15. Principal payments will be made semi-annually on each March 15 and September 15. The proceeds of the bonds were used to finance NRG South Central’s acquisition of the Cajun generating facilities on March 31, 2000. On December 13, 2000, NRG South Central commenced an Exchange offer of these bonds with registered bonds that contain similar terms and conditions. The Exchange offer was closed on January 19, 2001 with all bonds being exchanged. NRG South Central made a semi-annual payment of $12.7 million on March 15, 2002.  During the quarter ended March 31, 2002, NRG South Central received $30 million in contributions from NRG Energy, Inc.  $8 million of this was received in cash, while the remaining $22 million went through accounts payable affiliates.  A portion of this contribution was used to make the semi-annual principal payment in March.  As of March 31, 2002, NRG South Central had bonds outstanding in the amount of $750.7 million.

The bonds and working capital facility agreements at NRG South Central generally restrict the ability to pay dividends, make distributions or other wire transfer of funds to NRG Energy Inc.  As of March 31, 2002, NRG Sough Central did not meet the minimum debt service coverage ratios to make payments to NRG Energy Inc.  This situation does not create an event  of default and will not allow the lenders to accelerate the project financings.

Note 3—Inventory

Inventory, which is stated at the lower of weighted average cost or market, consists of:

	March 31, 2002	December 31, 2001
	(In thousands)

Coal	$42,874	$36,571
Spare Parts	15,332	15,582
Fuel oil	757	763
Total	$58,963	$52,916

Note 4—Derivative Instruments and Hedging Activity

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 requires the Company to record all derivatives on the balance sheet at fair value. Changes in the fair value of non-hedge derivatives are immediately recognized in earnings. Changes in fair values of derivatives accounted for as hedges are either recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or for forecasted transactions, deferred and recorded as a component of accumulated other comprehensive income (OCI) until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative instrument’s change in fair value is immediately recognized in earnings. The Company also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in either the fair value or cash flows of the hedged item. This assessment includes all components of each derivative’s gains or losses unless otherwise noted. When it is determined that a derivative ceases to be a highly effective hedge, hedge accounting is discontinued.

SFAS No. 133 applies to the Company’s long-term power sales contracts, long-term gas purchase contracts and other energy related commodities financial instruments used to mitigate variability in earnings due to fluctuations in spot market prices, hedge fuel requirements at generation facilities and protect investments in fuel inventories. At March 31, 2002, the Company had various commodity contracts extending through March, 2002. None of these contracts are designated as hedging instruments.

Statement of Operations

The following tables summarize the effects of SFAS No. 133 on the Company’s statement of operations for the quarters ended March 31, 2002 and 2001:

Gains/(Losses) in $ thousands	For the Quarter ended March 31, 2002 Energy Commodities	For the Quarter ended March 31, 2001 Energy Commodities

Revenue from majority owned subsidiaries	$(487)	$—
Cost of operations	(108)	(747)
Total Statement of Operations impact	$(595)	$(747)

During the quarters ended March 31, 2002 and 2001, the Company recognized no gain or loss due to ineffectiveness of commodity cash flow hedges, and no components of the company’s derivative instruments’ gains or losses were excluded from the assessment of effectiveness.

The Company’s earnings for the quarters ended March 31, 2002 and 2001 were decreased by an unrealized loss of $0.6 million and increased by a unrealized gain of $0.8 million, respectively, associated with changes in the fair value of energy related derivative instruments not accounted for as hedges in accordance with SFAS No. 133.

Note 5—Condensed Consolidating Financial Information

The following tables set forth the consolidating financial statements of NRG South Central Generating LLC (Bond Issuer); Louisiana Generating LLC (Bond Guarantor); NRG New Roads Holding LLC, NRG Sterlington Power LLC, Big Cajun I Peaking Power LLC, NRG Sabine River Works GP LLC, NRG Sabine River Works LP LLC and NRG Bayou Cove Peaking Power LLC (Unrestricted, Non-guarantor subsidiaries). The condensed consolidating financial statements present the unrestricted non-guarantor subsidiaries on a combined basis. The consolidating financial statements as of and for the quarters ended March 31, 2002 and 2001 have been derived from the unaudited historical consolidated financial statements of NRG South Central.  The consolidating balance sheet as of December 31, 2001 has been derived from the audited historical consolidated balance sheet of NRG South Central.

NRG SOUTH CENTRAL GENERATING LLC AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

March 31, 2002

(Unaudited)

	Unrestricted Non-Guarantor Subsidiaries	Louisiana Generating LLC (Bond Guarantor)	South Central Generating LLC (Bond Issuer)	Eliminations(1)	Consolidated Balance
	(In thousands)

ASSETS

CURRENT ASSETS:
Restricted Cash	$—	$28,339	$—	$—	$28,339
Accounts receivable, net	—	52,535	—	—	52,535
Notes receivable current	—	3,000	—	—	3,000
Intercompany note receivable bonds — current	—	—	25,500	(25,500)	—
Interest receivable	—	—	2,645	(2,645)	—
Inventory	970	57,993	—	—	58,963
Prepaid expenses	82	1,813	—	—	1,895
Total current assets	1,052	143,680	28,145	(28,145)	144,732
Equity investments in affiliates	50,144	—	454,926	(454,926)	50,144
Intercompany note receivable-bonds	—	—	725,250	(725,250)	—
Intercompany note receivable-revolver	—	—	40,000	(40,000)	—
Property, plant & equipment, net	220,849	976,250	—	—	1,197,099
Notes receivable — long term	—	3,000	—	—	3,000
Decommissioning fund investment	—	4,340	—	—	4,340
Deferred financing costs, net	—	9,862	—	—	9,862
Derivative instruments valuation — at market	—	—	138	—	138
Other assets	—	2,295	4,996	—	7,291
Total assets	$272,045	$1,139,427	$1,253,455	$(1,248,321)	$1,416,606

LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$—	$25,500	$—	$25,500
Revolving line of credit		—	40,000	—	40,000
Intercompany note payable	—	65,500	—	(65,500)	—
Accounts payable	4	1,692	—	—	1,696
Accounts payable-affiliates	76,397	17,735	—	—	94,132
Accrued fuel, purchased power and transmission expense	501	16,220	—	—	16,721
Accrued interest	—	2,645	2,645	(2,645)	2,645
Checks in excess of cash	34	27,531	—	—	27,565
Other current liabilities	126	16,636	7	—	16,769
Total current liabilities	77,062	147,959	68,152	(68,145)	225,028
Long-term debt	—	—	725,250	—	725,250
Intercompany note payable	—	725,250	—	(725,250)	—
Other non-current liabilities	—	6,275	—	—	6,275
Derivative instruments valuation at market	—	—	751	—	751
Total liabilities	77,062	879,484	794,153	(793,395)	957,304
MEMBERS’ EQUITY	194,983	259,943	459,302	(454,926)	459,302
Total liabilities and members’ equity	$272,045	$1,139,427	$1,253,455	$(1,248,321)	$1,416,606

(1)           All significant intercompany transactions have been eliminated in consolidation.

NRG SOUTH CENTRAL GENERATING LLC AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2002

(Unaudited)

	Unrestricted, Non-Guarantor Subsidiaries	Louisiana Generating LLC (Bond Guarantor)	South Central Generating LLC (Bond Issuer)	Eliminations (1)	Consolidated Balance
	(In thousands)

Operating Revenues
Revenues from wholly-owned operations	$5,370	$91,790	$—	$(5,342)	$91,818
Equity earnings of unconsolidated affiliates	(2,101)	—	—	—	(2,101)
Total operating revenues and equity earnings	3,269	91,790	—	(5,342)	89,717
Operating costs and expenses
Cost of operations	1,049	61,148	597	(5,342)	57,452
Depreciation and amortization	1,181	6,906	—	—	8,087
General and administrative expenses	305	1,800	67	—	2,172
Operating income	734	21,936	(664)	—	22,006
Other income/(expense)
Other income, net	15	(391)	17,544	(17,544)	(376)
Equity in earnings of subsidiaries	—	—	4,442	(4,442)	—
Interest expense	—	(17,852)	(17,544)	17,544	(17,852)
Net Income	$749	$3,693	$3,778	$(4,442)	$3,778

(1)           All significant intercompany transactions have been eliminated in consolidation.

NRG SOUTH CENTRAL GENERATING LLC AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2002

(Unaudited)

	Unrestricted Non-Guarantor Subsidiaries	Louisiana Generating LLC (Bond Guarantor)	South Central Generating LLC (Bond Issuer)	Eliminations(1)	Consolidated Balance
	(In thousands)

Cash Flows from operating activities:
Net income	$749	$3,693	$3,778	$(4,442)	$3,778
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss in earnings of unconsolidated affiliates	2,101	—	—	—	2,101
Depreciation and amortization	1,181	6,906	—	—	8,087
Amortization of deferred finance costs	—	107	—	—	107
Unrealized (gain)/loss on energy contracts	—	—	595	—	595
Changes in assets and liabilities:
Accounts receivable	769	(9,182)	—	—	(8,413)
Inventory	(40)	(6,007)	—	—	(6,047)
Prepaid expenses	—	555	—	—	555
Accounts payable	(6)	1,378	—	—	1,372
Accounts payable—affiliates	(4,443)	34,534	(4,428)	4,442	30,105
Accrued interest	—	(17,808)	(17,808)	17,808	(17,808)
Interest receivable	—	—	17,808	(17,808)	—
Accrued fuel and purchased power expense	17	(9,895)	—	—	(9,878)
Other current liabilities	42	10,565	1	—	10,608
Changes in other assets and liabilities	177	682	54	—	913
Net cash (used in) provided by operating activities	547	15,528	—	—	16,075
Cash flows from investing activities:
Increase in notes receivable	—	(6,000)	—	—	(6,000)
Capital expenditures	—	(1,894)	—	—	(1,894)
Payment received on loan to affiliate	—	—	12,750	(12,750)	—
Increase in restricted cash	—	(25,131)	—	—	(25,131)
Net cash (used in) provided by investing activities	—	(33,025)	12,750	(12,750)	(33,025)
Cash flows from financing activities:
Repayments of long-term borrowings	—	(12,750)	(12,750)	12,750	(12,750)
Checks in excess of cash	(547)	22,247	—	—	21,700
Contributions by members	—	8,000	—	—	8,000
Net cash provided by (used in) financing activities:	(547)	17,497	(12,750)	12,750	16,950
Net increase in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents, beginning of Period	—	—	—	—	—
Cash and cash equivalents, end of Period	$—	$—	$—	$—	$—

(1)                                  All significant intercompany transactions have been eliminated in consolidation.

NRG SOUTH CENTRAL GENERATING LLC AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

December 31, 2001

	Unrestricted Non-Guarantor Subsidiaries	Louisiana Generating LLC (Bond Guarantor)	South Central Generating LLC (Bond Issuer)	Eliminations(1)	Consolidated Balance
	(In thousands)

ASSETS
CURRENT ASSETS:
Restricted Cash	$—	$3,208	$—	$—	$3,208
Accounts receivable, net	769	43,353	—	—	44,122
Intercompany note receivable bonds — current	—	—	25,500	(25,500)	—
Interest receivable	—	—	20,453	(20,453)	—
Inventory	930	51,986	—	—	52,916
Prepaid expenses	259	2,368	—	—	2,627
Total current assets	1,958	100,915	45,953	(45,953)	102,873
Equity investments in affiliates	—	—	440,487	(440,487)	—
Investment in Projects	50,233	—	—	—	50,233
Intercompany note receivable-bonds	—	—	738,000	(738,000)	—
Intercompany note receivable-revolver	—	—	40,000	(40,000)	—
Property, plant & equipment, net	185,250	981,262	—	—	1,166,512
Decommissioning fund investment	—	4,336	—	—	4,336
Deferred financing costs, net	—	9,969	—	—	9,969
Other assets	—	2,306	5,050	—	7,356
Total assets	$237,441	$1,098,788	$1,269,490	$(1,264,440)	$1,341,279

LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$—	$25,500	$—	$25,500
Revolving line of credit		—	40,000		40,000
Intercompany note payable	—	65,500	—	(65,500)	—
Accounts payable	10	314	—	—	324
Accounts payable-affiliates, net	44,060	(16,814)	—	—	27,246
Accrued interest	—	20,453	20,453	(20,453)	20,453
Accrued fuel, purchased power and transmission expense	484	26,115	—	—	26,599
Checks in excess of cash	581	5,284	—	—	5,865
Accrued liabilities	84	6,071	6	—	6,161
Total current liabilities	45,219	106,923	85,959	(85,953)	152,148
Long-term debt	—	—	738,000	—	738,000
Intercompany note payable	—	738,000	—	(738,000)	—
Other long-term liabilities	—	5,600	—	—	5,600
Unrealized loss on FAS 133	—	—	18	—	18
Total liabilities	45,219	850,523	823,977	(823,953)	895,766
MEMBERS’ EQUITY	192,222	248,265	445,513	(440,487)	445,513
Total liabilities and members’ equity	$237,441	$1,098,788	$1,269,490	$(1,264,440)	$1,341,279

(1)                                  All significant intercompany transactions have been eliminated in consolidation.

NRG SOUTH CENTRAL GENERATING LLC AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2001

(Unaudited)

	Unrestricted, Non-Guarantor Subsidiaries	Louisiana Generating LLC (Bond Guarantor)	South Central Generating LLC (Bond Issuer)	Eliminations(1)	Consolidated Balance
	(In thousands)

Operating Revenues
Revenues from wholly-owned operations	$905	$97,451	$—	$(905)	$97,451
Operating costs and expenses
Cost of operations	677	61,090	(747)	(905)	60,115
Depreciation and amortization	263	6,768	—	—	7,031
General and administrative expenses	119	1,543	152	—	1,814

Operating income	(154)	28,050	595	—	28,491
Other income/(expense)
Other income, net	17	85	17,987	(17,987)	102
Equity in earnings of subsidiaries	—	—	9,905	(9,905)	—
Interest expense	—	(18,093)	(17,987)	17,987	(18,093)
Net Income	$(137)	$10,042	$10,500	$(9,905)	$10,500

(1)                                  All significant intercompany transactions have been eliminated in consolidation.

NRG SOUTH CENTRAL GENERATING LLC AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Period Ended March 31, 2001

(Unaudited)

	Unrestricted Non-Guarantor Subsidiaries	Louisiana Generating LLC (Bond Guarantor)	South Central Generating LLC (Bond Issuer)	Eliminations(1)	Consolidated Balance
	(In thousands)

Cash Flows from operating activities:
Net income	$(137)	$10,042	$10,500	$(9,905)	$10,500
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	263	6,768	—	—	7,031
Amortization of deferred finance costs	—	105	54	—	159
Unrealized loss on energy contracts	—		(747)	—	(747)
Distributions in excess of earnings	—	—	(9,905)	9,905	—
Changes in assets and liabilities:
Accounts receivable	—	8,845	—	—	8,845
Inventory	—	(14,275)	—	—	(14,275)
Prepaid expenses	21	229	(20)	—	230
Accounts payable	(326)	(916)	(39,912)	—	(41,154)
Accounts payable—affiliates	127	(19,747)	21	40,000	20,401
Accrued interest	—	(18,195)	(18,186)	18,195	(18,186)
Interest receivable	—	—	18,195	(18,195)	—
Accrued fuel and purchased power expense	115	(4,683)	—	—	(4,568)
Other current liabilities	312	3,709	—	—	4,021
Changes in other assets and liabilities	—	(71)	—	—	(71)
Net cash (used in) provided by operating activities	375	(28,189)	(40,000)	40,000	(27,814)
Cash flows from investing activities:
Payment received on loan to affiliate	—	—	12,500	(12,500)	—
Capital expenditures	(383)	(987)	(5,051)	5,051	(1,370)
Increase in restricted cash	—	(1,948)	—	—	(1,948)
Net cash (used in) provided by investing activities	(383)	(2,935)	7,449	(7,449)	(3,318)
Cash flows from financing activities:
Contributions by members	—	5,051	5,051	(5,051)	5,051
Net proceeds/payments on revolver	—	40,000	40,000	(40,000)	40,000
Repayments of long-term borrowings	—	(12,500)	(12,500)	12,500	(12,500)
Checks paid in excess of cash	8	(1,096)	—	—	(1,088)
Deferred financing costs	—	(331)	—	—	(331)
Net cash provided by (used in) financing activities:	8	31,124	32,551	(32,551)	31,132
Net increase in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents, beginning of Period	—	—	—	—	—
Cash and cash equivalents, end of Period	$—	$—	$—	$—	$—

(1)                                  All significant intercompany transactions have been eliminated in consolidation.

Item 2 — Management’s Discussion and Analysis

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is omitted per conditions as set forth in General Instructions H (1) (a) and (b) of Form 10-Q for wholly owned subsidiaries.  It is replaced with management’s narrative analysis of the results of operations set forth in General Instructions H (2) (a) of Form 10-Q for wholly owned subsidiaries (reduced disclosure format).  This analysis will primarily compare the Company’s revenue and expense items for the quarter ended March 31, 2002 with the quarter ended March 31, 2001.

RESULTS OF OPERATIONS

For the quarter ended March 31, 2002

Operating Revenues

For the quarter ended March 31, 2002, NRG South Central had total operating revenues and equity earnings of $89.7 million compared to $97.5 million for the quarter ended March 31, 2001, a decrease of $7.7 million or 7.9%.  Revenue for the quarter ended March 31, 2002 consisted primarily of sales from long-term agreements in the amount of $76.9 million or 85.7%.  The remaining revenue amounts were comprised of revenue from short-term spot and bilateral agreements and equity earnings.  Revenue for the quarter ended March 31, 2001 consisted primarily of sales from long-term agreements in the amount of $76.1 million or 78.1%.  The decrease in revenue from March 31, 2001 of $7.7 million can be primarily attributed to a $5.6 million decrease in short term sales revenue due to a decrease in the price per megawatt hour compared to the prior quarter and a $2.7 million decrease in contract revenue due to lower demand.

Cost of Operations

Cost of operations for the quarter ended March 31, 2002 were $57.5 million compared to $60.1 million for the quarter ended March 31, 2001, a decrease of $2.6 million or 4.4%.  Cost of operations consist of expenses for fuel, plant operations and maintenance, and net gains/losses on non-hedge energy contracts.  In March 2002, the Company received a legal settlement in the amount of $6 million receivable over two years.  Approximately $4.3 million of this amount was recognized as an offset to the cost of operations.  The remaining amounts are due to the Company's customers either through direct reimbursement of past fuel costs or as a reduction of future fuel costs.

Fuel expense for the quarter ended March 31, 2002 was $45.0 million compared to $48.3 million for the quarter ended March 31, 2001, a decrease of $3.3 million or 6.8%.  For the quarter ended March 31, 2002 fuel expense represented 50.2% of revenue and included $30.4 million of coal, $0.7 million of natural gas, $0.2 million of other fuels, $13.6 million of purchased energy and transmission and $0.1 of unrealized net losses on non-hedge energy contracts.  For the quarter ended March 31, 2001 fuel expense represented 49.6% of revenue and included $29.5 million of coal, $1.1 million of natural gas, $0.2 million of other fuels, and $18.3 million of purchased energy and transmission  partially offset by $0.8 million of unrealized gains on energy contracts.

Plant operations and maintenance expense for the quarter ended March 31, 2002, was $12.5 million compared to $11.8 million for the quarter ended March 31, 2001, an increase of $0.7 million or 5.6%.  For the quarter ended March 31, 2002, plant operations and maintenance expense represented 13.9% of revenue, and includes labor and benefits under operating service agreements of $4.6 million, maintenance parts, supplies and services of $5.2 million, and property taxes of $2.7 million.  For the quarter ended March 31, 2001, plant operations and maintenance expense represented 12.1% of revenues, and includes labor and benefits under operating service agreements of $4.3 million, maintenance parts, supplies and services of $5.3 million, and property taxes and other expenses of $2.2 million.

Depreciation and Amortization

Depreciation and amortization costs were $8.1 million for the quarter ended March 31, 2002 compared to $7.0 million for the quarter ended March 31, 2001, an increase of $1.1 million or 15.0%.  This expense primarily relates to the acquisition costs of the Cajun, Big Cajun 1 Peaker and Sterlington facilities which are being depreciated over twenty-five to forty years.

General and Administrative Expense

General and administrative expense was $2.2 million for the quarter ended March 31, 2002 compared to $1.8 million for the quarter ended March 31, 2001, an increase of $0.4 million or 19.7%.  For the quarter ended March 31, 2002, general and administrative expenses represented 2.4% of revenues compared to 1.9% for the quarter ended March 31, 2001.  General and administrative expenses include costs for outside legal and other contract services, payments to NRG for corporate services, expenses related to office administration, as well as costs for certain employee benefits.

Interest Expense

Interest expense was $17.9 million for the quarter ended March 31, 2002 compared  $18.1 million for the quarter ended March 31, 2001, a decrease of $0.2 million or 1.3%.  Interest expense primarily relates to the amortization of deferred finance costs and interest on the senior secured bonds issued to finance the acquisition of the Cajun facilities.

EWG Status for Big Cajun Peaker

In April 2002, NRG Energy discovered that filings with the Federal Energy Regulatory Commission (FERC) to exempt NRG Energy's Big Cajun Peaking facility in Louisiana from regulation by the SEC under the Public Utility Holding Company Act (PUHCA), and to sell power from the facility at market-based rates, had not been made.  NRG Energy has since made those filings and has discussed the situation with FERC and the SEC.  While NRG Energy does not expect any material legal or regulatory action to be taken by those agencies, the failure to have made these filings could be viewed as an event of default under certain of NRG Energy's debt facilities, including its $2 billion construction and acquisition revolving credit facility and $1 billion unsecured corporate revolving line of credit.  Accordingly, NRG Energy sought and has received from its construction and acquisition facility lenders a waiver of any event of default occurring as a result of Big Cajun Peaking Power's failure to file for exemption from regulation under PUHCA, and has sought and received from its corporate revolver lenders an amendment to its corporate revolving line of credit to provide that such failure to obtain or maintain exemption from regulation under PUHCA will not cause an event of default under that facility.  While the construction and acquisition revolver waiver and the corporate revolver amendment were being discussed and finalized with its lenders, NRG Energy did not borrow under either of these credit facilities.  The waiver under the construction and acquisition facility continues indefinitely unless a default arising out of any possible PUHCA violation occurs.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of (SFAS No. 121). Goodwill will no longer be amortized to comply with the provisions of SFAS No. 142. Instead, goodwill and intangible assets that will not be amortized should be tested for impairment annually and on an interim basis if an event occurs or a circumstance changes between annual tests that may reduce the fair value of a reporting unit below its carrying value. An impairment test is required to be performed within six months of the date of adoption, and the first annual impairment test must be performed in the year the statement is initially adopted.  The Company has adopted the provisions of SFAS No. 142 effective January 1, 2002. No impairments on assets were recorded upon adopting SFAS 142 on January 1, 2002.

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

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 retains and expands upon the fundamental provisions of existing guidance related to the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Generally, the provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has adopted SFAS No. 144 effective January 1, 2002.  No impairments were recognized as a result of adopting SFAS No. 144 on January 1, 2002.

In April 2002, FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS No. 144), that supercedes previous guidance for the reporting of gains and losses from extinguishment of debt and accounting for leases, among other things. SFAS No. 145 requires that only gains and losses from the extinguishment of debt that meet the requirements for classification as “Extraordinary Items,” as prescribed in Accounting Practices Board Opinion No. 30, should be disclosed as such in the financial statements.  Previous guidance required all gains and losses from the extinguishment of debt to be classified as “Extraordinary Items.”  This portion of SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with restatement for prior periods required.  In addition, SFAS No. 145 amends SFAS No. 13, Accounting for Leases (SFAS No. 13), as it relates to accounting by a lessee for certain lease modifications.  Under SFAS No. 13, if a capital lease is modified in such a way that the change gives rise to a new agreement classified as an operating lease, the assets and obligation are removed, a gain or loss is recognized and the new lease is accounted for as an operating lease.  Under SFAS No. 145, capital leases that are modified so the resulting lease agreement is classified as an operating lease are to be accounted for under the sale-leaseback provisions of SFAS No. 98,

Accounting for Leases.  These provisions of SFAS No. 145 are effective for transaction occurring after May 15, 2002.  SFAS No. 145 will be applied as required.  Adoption of SFAS No. 145 is not expected to have a material impact on the Company.

Critical Accounting Policies and Estimates

The Company management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements and related disclosures in compliance with generally accepted accounting principles (GAAP) requires the application of appropriate technical accounting rules and guidance as well as the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. These judgments, in and of themselves, could materially impact the financial statements and disclosures based on varying assumptions, which may be appropriate to use. In addition, the financial and operating environment also may have a significant effect, not only on the operation of the business, but on the results reported through the application of accounting measures used in preparing the financial statements and related disclosures, even if the nature of the accounting policies have not changed.

On an ongoing basis, the Company evaluates its estimates, utilizing historic experience, consultation with experts and other methods the Company considers reasonable. In any case, actual results may differ significantly from the Company’s estimates. Any effects on the Company’s business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

Refer to Item 8 Note 2 of the consolidated financial statements of NRG South Central Generating LLC Form 10-K for the year ended December 31, 2001 for additional discussion regarding NRG South Central’s critical accounting policies and estimates.

Liquidity

The bond and long-term working capital facility agreements (as described in Note 2) at NRG South Central generally restrict their ability to pay dividends, make distributions or otherwise transfer funds to NRG Energy, Inc. As of March 31, 2002, NRG South Central does not currently meet the minimum debt service coverage ratios required to make payments to NRG. This situation does not create an event of default and will not allow the lenders to accelerate the project financings.

Part II — OTHER INFORMATION

Item 1 — Legal Proceedings

On July 5, 2001, PG&E Energy Trading Power, L.P. (PGET), a subsidiary of PG&E Corporation, filed a demand for arbitration with the American Arbitration Association stating a claim against SRW Cogeneration Limited Partnership (SRW). SRW is a Delaware limited partnership that owns and operates an approximately 420 MW natural gas-fired cogeneration plant at the DuPont Company’s Sabine River Works petrochemcial facility near Orange, Texas. SRW is 50% owned by Sabine River Works LP and Sabine River Works GP. The remaining 50% of SRW is owned by subsidiaries of Conoco Inc.

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

PGET is challenging that termination. In its arbitration petition, it is claiming damages for SRW’s failure to deliver power to PGET pursuant to the Tolling Agreement and for SRW’s failure to accept natural gas from PGET pursuant to the Tolling Agreement. PGET alleges that the amount in dispute is in excess of $100 million. SRW considers that it properly terminated the Tolling Agreement in full accordance with the Tolling Agreement’s express and unambiguous terms, and that PGET is not entitled to the relief sought. SRW has counterclaimed for damages in excess of $100,000 and will continue vigorously to defend this claim.

On May 6, 2002, PGET agreed to dismiss with prejudice their demand for arbitration with the American Arbitration Association and in return SRW agreed to dismiss their counterclaim against PGET for damages.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2002

NRG South Central Generating LLC
(Registrant)

/s/ Craig A. Mataczynski
Craig A. Mataczynski, President

/s/ Brian B. Bird
Brian B. Bird, Treasurer (Principal Accounting Officer)
Date: May 15, 2002