Form 10-Q
period 2002-06-30
NRG SOUTH CENTRAL GENERATING LLC
filed 2002-08-14
CIK 1124468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934

☐	Transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934

	For the Quarter Ended: June 30, 2002	Commission File No. 333-48900

NRG South Central Generating LLC

(Exact name of Registrant as specified in its charter)

Delaware	41-1963217
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

901 Marquette Avenue, Suite 2300 Minneapolis, Minnesota	55402
(Address of principal executive offices)	(Zip Code)

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

NRG SOUTH CENTRAL GENERATING LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

Operating revenues
Revenues from majority owned operations	$101,360	$105,676	$193,178	$203,127
Equity (losses) of unconsolidated affiliates	(2,293)	—	(4,394)	—
Total operating revenues and equity earnings	99,067	105,676	188,784	203,127
Operating costs and expenses
Cost of operations	65,580	77,395	123,032	137,510
Depreciation and amortization	9,852	7,058	17,939	14,089
General and administrative expenses	2,446	1,954	4,618	3,768
Operating income	21,189	19,269	43,195	47,760
Other income (expense)
Other income, net	678	192	302	294
Interest expense	(17,369)	(18,377)	(35,221)	(36,470)
Net income	$4,498	$1,084	$8,276	$11,584

See accompanying notes to consolidated financial statements.

NRG SOUTH CENTRAL GENERATING LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	June 30, 2002	December 31, 2001
	(Unaudited)
	(In thousands)

ASSETS
CURRENT ASSETS:
Restricted Cash	$12,583	$3,208
Accounts receivable, net	49,668	44,122
Notes receivable —current	3,000	—
Inventory	60,654	52,916
Prepaid expenses	4,661	2,627
Total current assets	130,566	102,873
NON-CURRENT ASSETS
Equity investments in affiliates	47,851	50,233
Property, plant & equipment, net of accumulated depreciation of $67,713 and $50,556	1,272,238	1,166,512
Notes receivable — long term	3,000	—
Decommissioning fund investments	4,414	4,336
Deferred financing costs, net of accumulated amortization of $1,025 and $750	30,576	9,969
Derivative instruments valuation — at market	676	—
Other assets, net of accumulated amortization of $589 and $458	7,228	7,356
Total assets	$1,496,549	$1,341,279

LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$25,500	$25,500
Note payable affiliate — current	1,862	—
Revolving line of credit	—	40,000
Accounts payable	11,483	324
Accounts payable-affiliates	64,369	27,246
Accrued fuel and purchased power expense	20,009	26,599
Accrued interest	20,166	20,453
Checks in excess of cash	428	5,865
Other current liabilities	10,599	6,161
Total current liabilities	154,416	152,148
Long-term debt	725,250	738,000
Note payable — affiliate	105,491	—
Other non-current liabilities	6,661	5,600
Derivative instruments valuation-at market	931	18
Total liabilities	992,749	895,766
Commitments and contingencies
MEMBERS’ EQUITY	503,800	445,513
Total liabilities and members’ equity	$1,496,549	$1,341,279

See accompanying notes to consolidated financial statements.

NRG SOUTH CENTRAL GENERATING LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF MEMBERS’ EQUITY

(Unaudited)

	Member Contributions/ Distributions	Accumulated Income	Accumulated Other Comprehensive Income	Total Members’ Equity
	(In thousands)

Balances at December 31, 2001	$300,746	$26,016	$—	$326,762

Cumulative effect upon adoption of SFAS 133	—	—	500	500
Impact of SFAS 133 for period ended June 30, 2001	—	—	(500)	(500)
Net income	—	11,584	—	11,584
Total comprehensive income for the period ended June 30, 2001				11,584
Member contributions, net	51,773	—	—	51,773
Balances at June 30, 2001	$352,519	$37,600	$—	$390,119
Balances at December 31, 2001	$409,389	$36,124	$—	$445,513
Net income	—	8,276	—	8,276
Total comprehensive income for the period ended June 30, 2002				8,276
Member contributions, net	50,011	—	—	50,011
Balances at June 30, 2002	$459,400	$44,400	$—	$503,800

See accompanying notes to consolidated financial statements.

NRG SOUTH CENTRAL GENERATING LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001

	(In thousands)

Cash flows from operating activities:
Net income	$8,276	$11,584
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss in earnings of unconsolidated affiliates	4,394	—
Depreciation and amortization	17,939	14,089
Amortization of deferred finance costs	275	644
Unrealized (gain)/loss on energy contracts	237	14,571
Changes in assets and liabilities:
Accounts receivable	(5,546)	9,419
Inventory	(7,738)	(17,317)
Prepaid expenses	(2,034)	800
Accounts payable	11,159	3,721
Accounts payable-affiliates	24,402	(37,968)
Accrued interest	(287)	(42)
Accrued fuel and purchased power expense	(6,590)	7,957
Other current liabilities	4,438	(480)
Changes in other assets and liabilities	705	(452)
Net cash provided by operating activities	49,630	6,526
Cash flows from investing activities:
Capital expenditures	(110,539)	(8,276)
Investments in projects	(197)
Increase in notes receivable	(6,000)	—
Increase in restricted cash	(9,375)	(25,273)
Net cash used in investing activities	(125,914)	(33,746)
Cash flows from financing activities:
Contributions by members	48,000	5,051
Net (payments)/proceeds on revolver	(40,000)	35,000
Repayments of long-term borrowings	(12,750)	(12,500)
Note payable — affiliate	107,353	—
Checks in excess of cash	(5,437)	—
Deferred financing costs	(20,882)	(331)
Net cash provided by financing activities	76,284	27,220

Net increase in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—

Supplemental Disclosures of Non-Cash Information

Non-cash contribution to non-guarantor subsidiary	2,011	—
Liabilities assumed in acquisitions	—	4,833

See accompanying notes to consolidated financial statements.

NRG SOUTH CENTRAL GENERATING LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NRG South Central Generating LLC (NRG South Central or the Company), a Delaware Limited Liability Company formed in 2000, is an indirect wholly owned subsidiary of NRG Energy, Inc. (NRG Energy). NRG South Central owns 100% of Louisiana Generating LLC (Louisiana Generating), NRG New Roads Holding LLC (New Roads), NRG Sterlington Power LLC (Sterlington), Big Cajun I Peaking Power LLC (Big Cajun Peaking), NRG Sabine River Works LP LLC (Sabine River Works LP), NRG Sabine River Works GP LLC (Sabine River Works GP) and NRG Bayou Cove Peaking Power LLC (Bayou Cove). NRG South Central’s members are NRG Central U.S. LLC (NRG Central) and South Central Generation Holding LLC (South Central Generation). NRG Central and South Central Generation are wholly owned subsidiaries of NRG Energy, each of which owns a 50% interest in NRG South Central.

NRG South Central was formed for the purpose of financing, acquiring, owning, operating and maintaining through its subsidiaries and affiliates the facilities owned by Louisiana Generating and any other facilities that it or its subsidiaries may acquire in the future.

Pursuant to a competitive bidding process, following the Chapter 11 bankruptcy proceeding of Cajun Electric Power Cooperative, Inc. (Cajun Electric), Louisiana Generating acquired the non-nuclear electric power generating assets of Cajun Electric (the Cajun Facilities). New Roads was formed for the purpose of holding assets that Louisiana Generating acquired from Cajun Electric which are not necessary for the operation of the newly acquired generating facilities and, with respect to some of these assets, may not be held by Louisiana Generating under applicable federal regulations. Sterlington, which was acquired by NRG Energy and contributed to NRG South Central in August 2000, was formed for the purpose of developing, constructing, owning, and operating an approximately 202 Megawatt (MW) simple cycle gas peaking facility in Sterlington, Louisiana. Louisiana Generating purchases the capacity and is entitled to all energy from Sterlington. In December 2000, Sabine River Works LP and Sabine River Works GP acquired a 49% limited partnership interest and a 1% general partnership interest, respectively, in SRW Cogeneration Limited Partnership, a Delaware Limited Partnership that owns and operates an approximately 450 MW natural gas-fired cogeneration plant located near Orange, Texas. Big Cajun Peaking was formed to develop, construct and operate a 238 MW gas-fired peaking generating facility located in New Roads, Louisiana. Louisiana Generating purchases the capacity of, and is entitled to all energy produced from, Big Cajun Peaking. Bayou Cove was formed to develop, construct and own a 320 MW gas-fired peaking generating facility located in Bayou Cove, Louisiana.

The acquisition of the Cajun Electric assets was financed in part through the issuance by NRG South Central of $800 million aggregate principal amount of senior secured bonds.  Louisiana Generating is a guarantor of the bonds.  NRG New Roads Holdings, NRG Sterlington Power, NRG Sabine River Works LP, NRG Sabine River Works GP, Big Cajun I Peaking, and Bayou Cove have been designated as “unrestricted subsidiaries” of NRG South Central under the indenture governing the bonds, and are not guarantors of the bonds.

The accompanying unaudited consolidated financial statements have been prepared in accordance with Securities and Exchange Commission (SEC) regulations for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The accounting policies followed by the Company are set forth in Item 8 - Note 2 to the Company’s financial statements in its annual report on Form 10-K for the year ended December 31, 2001 (Form 10-K).  The following notes should be read in conjunction with such policies and other disclosures in the Form 10-K.  Interim results are not necessarily indicative of results for a full year.

In the opinion of management, the accompanying unaudited interim financial statements contain all material adjustments necessary to present fairly the consolidated financial position of the Company as of June 30, 2002 and December 31, 2001, the results of its operations for the three and six months ended June 30, 2002 and 2001, and its cash flows and members’ equity for the six months ended June 30, 2002 and 2001.

Certain prior-year amounts have been reclassified for comparative purposes.  These reclassifications had no effect on net income or total member’s equity as previously reported.

Note 1—Property, Plant and Equipment

Property, plant and equipment consists of the following:

	June 30, 2002	December 31, 2001
	(In thousands)

Land	$15,207	$14,308
Facilities, machinery and equipment	1,188,833	1,157,357
Office furnishings and equipment	3,937	3,618
Construction in progress	131,974	41,785
Less: Accumulated depreciation	(67,713)	(50,556)
Property, plant and equipment (net)	$1,272,238	$1,166,512

During the six month period ended June 30, 2002 NRG South Central recorded $110.5 million of capital expenditures, which primarily relates to the construction of Bayou Cove.

Note 2—Long and Short Term Debt

On March 30, 2001, NRG South Central entered into a 364-day, $40 million floating rate working capital revolving facility. The proceeds of this facility will be used to finance NRG South Central’s working capital needs.  NRG South Central extended this facility in March 2002, for an additional 3 months, on substantially similar terms.  NRG South Central paid down the outstanding balance in June 2002.  The weighted average interest rate for the three months ended June 30, 2002 was 3.1%.

On March 30, 2000, NRG South Central issued $800 million of senior secured bonds in two tranches. The first tranche was for $500 million with a coupon of 8.962% and a maturity of 2016. The second tranche was for $300 million with a coupon of 9.479% and a maturity of 2024. Interest on the bonds is payable in arrears on each March 15 and September 15. Principal payments will be made semi-annually on each March 15 and September 15. The proceeds of the bonds were used to finance NRG South Central’s acquisition of the Cajun generating facilities on March 31, 2000. On December 13, 2000, NRG South Central commenced an Exchange offer of these bonds with registered bonds that contain similar terms and conditions. The Exchange offer was closed on January 19, 2001 with all bonds being exchanged. NRG South Central made a semi-annual payment of $12.7 million on March 15, 2002.  During the quarter ended March 31, 2002, NRG South Central received $30 million in contributions from NRG Energy, Inc.  $8 million of this was received in cash, while the remaining $22 million went through accounts payable affiliates.  A portion of this contribution was used to make the semi-annual principal payment in March.  As of June 30, 2002, NRG South Central had bonds outstanding in the amount of $750.7 million.

                The bonds and working capital facility agreements at NRG South Central generally restrict the ability to pay dividends, make distributions or other wire transfer of funds to NRG Energy Inc.  As of June 30, 2002, NRG South Central did not meet the minimum debt service coverage ratios to make payments to NRG Energy Inc.  This situation does not create an event of default and will not allow the lenders to accelerate the project financings.

                On June 18, 2002, NRG Peaker Finance Company LLC, a wholly owned subsidiary of NRG and affiliate of NRG South Central, issued $325 million of senior secured bonds.  Interest on the bonds will be payable on March 10, June 10, September 10, and December 10 of each year commencing on September 10, 2002.  The Peaker projects which secure the senior secured bonds are a combination of several indirect wholly owned subsidiaries of NRG Energy, Inc., which include the following entities:  Bayou Cove, Big Cajun 1 units 3 and 4, Rockford I and Rockford II and Sterlington.  NRG Peaker Finance Company LLC advanced an unsecured loan in the amount of $107.4 million to Bayou Cove through a project loan agreement.  As of June 30, 2002, Bayou Cove had an intercompany loan outstanding in the amount of $107.4 million.  Pursuant to the issuance of the bonds, approximately $20.9 million of deferred finance costs were allocated to Bayou Cove.  These costs represent prepayment of a credit insurance policy (Bond Policy) with XL Capital Assurance (XLCA).  This Bond Policy is a financial guaranty insurance policy that guarantees payment of scheduled principal and interest payments on the bonds.

                On August 7, 2002, NRG Energy, Inc senior unsecured debt was downgraded by Standard & Poor's Rating Service to B-plus.  As a consequence, NRG is required under the Indenture to replace the corporate guarantee supporting the six month debt service reserve account with a letter of credit or cash collateral by August 25, 2002 to avoid an event of default.  If NRG Fails to meet this collateral requirement by August 25, 2002, NRG will have 30 days to either cure the default or actively work to cure the default, after which the bondholders will have the right to accelerate the bonds.  If 60 days after August 25, 2002 NRG still has not collateralized the debt service reserve the account, the bondholders will have the right to accelerate the bonds.

                On August 8, 2002 NRG met with several banks and committed not to collateralize any debt service reserve accounts, including NRG South Central, without the prior consent of NRG's lenders.  At this time NRG management believes that its lenders will ultimately consent to the provision of collateral for NRG South Central in advance of any potential acceleration of the bonds.

                On July 29, 2002, Moody’s Investor Service lowered the senior unsecured debt rating of NRG Energy from Baa3 to B1 and assigned a Senior Implied rating of Ba3 to NRG Energy.  NRG Energy subsidiaries, including NRG Northeast Generating, NRG South Central Generating LLC and LSP Energy Limited Partnership, were placed under review for possible downgrade.

Note 3—Inventory

Inventory, which is stated at the lower of weighted average cost or market, consists of:

	June 30, 2002	December 31, 2001
	(In thousands)

Coal	$44,107	$36,571
Spare parts	15,602	15,582
Fuel oil	796	763
Natural gas	149	—
Total	$60,654	$52,916

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

SFAS No. 133 applies to the Company’s long-term power sales contracts, long-term gas purchase contracts and other energy related commodities financial instruments used to mitigate variability in earnings due to fluctuations in spot market prices, hedge fuel requirements at generation facilities and protect investments in fuel inventories. At June 30, 2002, the Company had various commodity contracts extending through March 2004. None of these contracts are designated as hedging instruments.

Statement of Operations

The following tables summarize the effects of SFAS No. 133 on the Company’s statement of operations for the quarters ended June 30, 2002 and 2001 (Prior year information regarding the breakout between revenue and operating costs was not available. As such, all 2001 activity is shown as revenue.):

	Three Months Ended June 30,		Six Months Ended June 30,
Gains/(Losses) in $ thousands	2002	2001	2002	2001

Revenues	$311	$(15,318)	$(176)	$(14,571)
Operating costs	47	—	(61)	—
Total statement of operations impact	$358	$(15,318)	$(237)	$(14,571)

During the three and six months ended June 30, 2002 and 2001, the Company recognized no gain or loss due to ineffectiveness of commodity cash flow hedges, and no components of the company’s derivative instruments’ gains or losses were excluded from the assessment of effectiveness.

The Company’s earnings for the three months ended June 30, 2002 and 2001 were increased by an unrealized gain of $0.4 million and decreased by an unrealized loss of $15.3 million, respectively.  For the six months ended June 30, 2002 and 2001 the Company’s earnings were decreased by an unrealized loss of $0.2 million and $14.6 million, respectively, associated with changes in the fair value of energy related derivative instruments not accounted for as hedges.

Note 5—Condensed Consolidating Financial Information

The following tables set forth the consolidating financial statements of NRG South Central Generating LLC (Bond Issuer); Louisiana Generating LLC (Bond Guarantor); NRG New Roads Holding LLC, NRG Sterlington Power LLC, Big Cajun I Peaking Power LLC, NRG Sabine River Works GP LLC, NRG Sabine River Works LP LLC and NRG Bayou Cove Peaking Power LLC (Unrestricted, Non-guarantor subsidiaries). The condensed consolidating financial statements present the unrestricted non-guarantor subsidiaries on a combined basis. The condensed consolidating financial statements as of and for the three and six months ended June 30, 2002 and 2001 have been derived from the unaudited historical consolidated financial statements of NRG South Central.  The consolidating balance sheet as of December 31, 2001 has been derived from the audited historical consolidated balance sheet of NRG South Central.

NRG SOUTH CENTRAL GENERATING LLC AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

June 30, 2002

(Unaudited)

	Unrestricted Non-Guarantor Subsidiaries	Louisiana Generating LLC (Bond Guarantor)	South Central Generating LLC (Bond Issuer)	Eliminations(1)	Consolidated Balance
	(In thousands)

ASSETS
CURRENT ASSETS:
Restricted cash	$3,726	$8,857	$—	$—	$12,583
Accounts receivable, net	40	49,628	—	—	49,668
Notes receivable current	—	3,000	—	—	3,000
Intercompany note receivable bonds — current	—	—	25,500	(25,500)	—
Interest receivable	—	—	20,166	(20,166)	—
Inventory	1,062	59,592	—	—	60,654
Prepaid expenses	9	4,652	—	—	4,661
Total current assets	4,837	125,729	45,666	(45,666)	130,566
Equity investments in affiliates	47,851	—	499,120	(499,120)	47,851
Intercompany note receivable-bonds	—	—	725,250	(725,250)	—
Property, plant & equipment, net	294,707	977,531	—	—	1,272,238
Notes receivable — long term	—	3,000	—	—	3,000
Decommissioning fund investment	—	4,414	—	—	4,414
Deferred financing costs, net	20,821	9,755	—	—	30,576
Derivative instruments valuation — at market	—	—	676	—	676
Other assets	—	2,287	4,941	—	7,228
Total assets	$368,216	$1,122,716	$1,275,653	$(1,270,036)	$1,496,549

LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$—	$25,500	$—	$25,500
Note payable — affiliate	1,862	25,500	—	(25,500)	1,862
Accounts payable	8,843	2,640	—	—	11,483
Accounts payable-affiliates	57,186	7,183	—	—	64,369
Accrued fuel, purchased power and transmission expense	509	19,500	—	—	20,009
Accrued interest	303	19,863	20,166	(20,166)	20,166
Checks in excess of cash	174	254	—	—	428
Other current liabilities	26	10,567	6	—	10,599
Total current liabilities	68,903	85,507	45,672	(45,666)	154,416
Long-term debt	—	—	725,250	—	725,250
Note payable — affiliate	105,491	725,250	—	(725,250)	105,491
Other non-current liabilities	—	6,661	—	—	6,661
Derivative instruments valuation at market	—	—	931	—	931
Total liabilities	174,394	817,418	771,853	(770,916)	992,749
MEMBERS’ EQUITY	193,822	305,298	503,800	(499,120)	503,800
Total liabilities and members’ equity	$368,216	$1,122,716	$1,275,653	$(1,270,036)	$1,496,549

(1)           All significant intercompany transactions have been eliminated in consolidation.

NRG SOUTH CENTRAL GENERATING LLC AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2002

(Unaudited)

	Unrestricted, Non-Guarantor Subsidiaries	Louisiana Generating LLC (Bond Guarantor)	South Central Generating LLC (Bond Issuer)	Eliminations (1)	Consolidated Balance
	(In thousands)

Operating Revenues
Revenues from wholly-owned operations	$9,730	$193,331	$—	$(9,883)	$193,178
Equity earnings of unconsolidated affiliates	(4,394)	—	—	—	(4,394)
Total operating revenues and equity earnings	5,336	193,331	—	(9,883)	188,784
Operating costs and expenses
Cost of operations	2,475	130,191	249	(9,883)	123,032
Depreciation and amortization	2,390	15,549	—	—	17,939
General and administrative expenses	907	3,209	502	—	4,618
Operating income	(436)	44,382	(751)	—	43,195
Other income/(expense)
Other income, net	24	278	35,244	(35,244)	302
Equity in earnings of subsidiaries	—	—	9,027	(9,027)	—
Interest expense	—	(35,221)	(35,244)	35,244	(35,221)
Net Income	$(412)	$9,439	$8,276	$(9,027)	$8,276

CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2002

(Unaudited)

	Unrestricted, Non-Guarantor Subsidiaries	Louisiana Generating LLC (Bond Guarantor)	South Central Generating LLC (Bond Issuer)	Eliminations (1)	Consolidated Balance
	(In thousands)

Operating Revenues
Revenues from wholly-owned operations	$4,360	$101,541	$—	$(4,541)	$101,360
Equity earnings of unconsolidated affiliates	(2,293)	—	—	—	(2,293)
Total operating revenues and equity earnings	2,067	101,541	—	(4,541)	99,067
Operating costs and expenses
Cost of operations	1,426	69,043	(348)	(4,541)	65,580
Depreciation and amortization	1,209	8,643	—	—	9,852
General and administrative expenses	602	1,409	435	—	2,446
Operating income	(1,170)	22,446	(87)	—	21,189
Other income/(expense)
Other income, net	9	669	17,700	(17,700)	678
Equity in earnings of subsidiaries	—	—	4,585	(4,585)	—
Interest expense	—	(17,369)	(17,700)	17,700	(17,369)
Net Income	$(1,161)	$5,746	$4,498	$(4,585)	$4,498

(1)           All significant intercompany transactions have been eliminated in consolidation.

NRG SOUTH CENTRAL GENERATING LLC AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2002

(Unaudited)

	Unrestricted Non-Guarantor Subsidiaries	Louisiana Generating LLC (Bond Guarantor)	South Central Generating LLC (Bond Issuer)	Eliminations(1)	Consolidated Balance
	(In thousands)

Cash Flows from operating activities:
Net income	$(412)	$9,439	$8,276	$(9,027)	$8,276
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss in earnings of unconsolidated affiliate	4,394	—	—	—	4,394
Depreciation and amortization	2,390	15,549	—	—	17,939
Amortization of deferred finance costs	61	214	—	—	275
Unrealized (gain)/loss on energy contracts	—	—	237	—	237
Changes in assets and liabilities:
Accounts receivable	729	(6,275)	—	—	(5,546)
Inventory	(132)	(7,606)	—	—	(7,738)
Prepaid expenses	250	(2,284)	—	—	(2,034)
Accounts payable	8,833	2,326	—	—	11,159
Accounts payable-affiliates	—	23,997	(8,622)	9,027	24,402
Accrued interest	303	(590)	(287)	287	(287)
Interest receivable	—	—	287	(287)	—
Intercompany note receivable — revolver	—	—	40,000	(40,000)	—
Accrued fuel and purchased power expense	25	(6,615)	—	—	(6,590)
Other current liabilities	(58)	4,496	—	—	4,438
Changes in other assets and liabilities	—	596	109	—	705
Net cash (used in) provided by operating activities	16,383	33,247	40,000	(40,000)	49,630
Cash flows from investing activities:
Increase in notes receivable	—	(6,000)	—	—	(6,000)
Intercompany note receivable	—	—	(40,000)	40,000	—
Capital expenditures	(98,721)	(11,818)	—	—	(110,539)
Payment received on loan to affiliate	—	—	12,750	(12,750)	—
Increase in restricted cash	(3,726)	(5,649)	—	—	(9,375)
Net cash (used in) provided by investing activities	(102,447)	(23,467)	(27,250)	27,250	(125,914)
Cash flows from financing activities:
Repayments of long-term borrowings	—	(12,750)	(12,750)	12,750	(12,750)
Net proceeds/payments on revolver	—	(40,000)	(40,000)	40,000	(40,000)
Note payable — affiliate	107,353	—	—	—	107,353
Deferred financing costs	(20,882)	—	—	—	(20,882)
Checks in excess of cash	(407)	(5,030)	—	—	(5,437)
Contributions by members	—	48,000	40,000	(40,000)	48,000
Net cash provided by (used in) financing activities:	86,064	(9,780)	(12,750)	12,750	76,284
Net increase in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents, beginning of Period	—	—	—	—	—
Cash and cash equivalents, end of Period	$—	$—	$—	$—	$—

(1)           All significant intercompany transactions have been eliminated in consolidation.

NRG SOUTH CENTRAL GENERATING LLC AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

December 31, 2001

	Unrestricted Non-Guarantor Subsidiaries	Louisiana Generating LLC (Bond Guarantor)	South Central Generating LLC (Bond Issuer)	Eliminations(1)	Consolidated Balance
	(In thousands)

ASSETS
CURRENT ASSETS:
Restricted Cash	$—	$3,208	$—	$—	$3,208
Accounts receivable, net	769	43,353	—	—	44,122
Intercompany note receivable bonds — current	—	—	25,500	(25,500)	—
Interest receivable	—	—	20,453	(20,453)	—
Inventory	930	51,986	—	—	52,916
Prepaid expenses	259	2,368	—	—	2,627
Total current assets	1,958	100,915	45,953	(45,953)	102,873
Equity investments in affiliates	50,233	—	440,487	(440,487)	50,233
Intercompany note receivable-bonds	—	—	738,000	(738,000)	—
Intercompany note receivable-revolver	—	—	40,000	(40,000)	—
Property, plant & equipment, net	185,250	981,262	—	—	1,166,512
Decommissioning fund investment	—	4,336	—	—	4,336
Deferred financing costs, net	—	9,969	—	—	9,969
Other assets	—	2,306	5,050	—	7,356
Total assets	$237,441	$1,098,788	$1,269,490	$(1,264,440)	$1,341,279

LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$—	$25,500	$—	$25,500
Revolving line of credit	—	—	40,000	—	40,000
Intercompany note payable	—	65,500	—	(65,500)	—
Accounts payable	10	314	—	—	324
Accounts payable-affiliates, net	44,060	(16,814)	—	—	27,246
Accrued interest	—	20,453	20,453	(20,453)	20,453
Accrued fuel, purchased power and transmission expense	484	26,115	—	—	26,599
Checks in excess of cash	581	5,284	—	—	5,865
Accrued liabilities	84	6,071	6	—	6,161
Total current liabilities	45,219	106,923	85,959	(85,953)	152,148
Long-term debt	—	—	738,000	—	738,000
Intercompany note payable	—	738,000	—	(738,000)	—
Other long-term liabilities	—	5,600	—	—	5,600
Unrealized loss on FAS 133	—	—	18	—	18
Total liabilities	45,219	850,523	823,977	(823,953)	895,766
MEMBERS’ EQUITY	192,222	248,265	445,513	(440,487)	445,513
Total liabilities and members’ equity	$237,441	$1,098,788	$1,269,490	$(1,264,440)	$1,341,279

(1)           All significant intercompany transactions have been eliminated in consolidation.

NRG SOUTH CENTRAL GENERATING LLC AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2001

(Unaudited)

	Unrestricted, Non-Guarantor Subsidiaries	Louisiana Generating LLC (Bond Guarantor)	South Central Generating LLC (Bond Issuer)	Eliminations(1)	Consolidated Balance
	(In thousands)

Operating Revenues
Revenues from wholly-owned operations	$1,826	$203,127	$—	$(1,826)	$203,127
Operating costs and expenses
Cost of operations	1,144	123,621	14,571	(1,826)	137,510
Depreciation and amortization	552	13,537	—	—	14,089
General and administrative expenses	263	3,265	240	—	3,768

Operating income	(133)	62,704	(14,811)	—	47,760
Other income/(expense)
Other income, net	59	235	35,934	(35,934)	294
Equity in earnings of subsidiaries	—	—	26,395	(26,395)	—
Interest expense	—	(36,470)	(35,934)	35,934	(36,470)
Net Income	$(74)	$26,469	$11,584	$(26,395)	$11,584

NRG SOUTH CENTRAL GENERATING LLC AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2001

(Unaudited)

	Unrestricted, Non-Guarantor Subsidiaries	Louisiana Generating LLC (Bond Guarantor)	South Central Generating LLC (Bond Issuer)	Eliminations(1)	Consolidated Balance
	(In thousands)

Operating Revenues
Revenues from wholly-owned operations	$921	$105,676	$—	$(921)	$105,676
Operating costs and expenses
Cost of operations	467	62,531	15,318	(921)	77,395
Depreciation and amortization	289	6,769	—	—	7,058
General and administrative expenses	144	1,722	88	—	1,954

Operating income	21	34,654	(15,406)	—	19,269
Other income/(expense)
Other income, net	42	150	17,947	(17,947)	192
Equity in earnings of subsidiaries	—	—	16,490	(16,490)	—
Interest expense	—	(18,377)	(17,947)	17,947	(18,377)
Net Income	$63	$16,427	$1,084	$(16,490)	$1,084

(1)           All significant intercompany transactions have been eliminated in consolidation.

NRG SOUTH CENTRAL GENERATING LLC AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2001

(Unaudited)

	Unrestricted Non-Guarantor Subsidiaries	Louisiana Generating LLC (Bond Guarantor)	South Central Generating LLC (Bond Issuer)	Eliminations(1)	Consolidated Balance
	(In thousands)

Cash Flows from operating activities:
Net income	$(74)	$26,469	$11,584	$(26,395)	$11,584
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	552	13,537	—	—	14,089
Amortization of deferred finance costs	—	536	108	—	644
Unrealized loss on energy contracts	—	—	14,571	—	14,571
Distributions in excess of earnings	—	—	(26,395)	26,395	—
Changes in assets and liabilities:
Accounts receivable	—	9,419	—	—	9,419
Inventory	—	(17,317)	—	—	(17,317)
Prepaid expenses	36	764	—	—	800
Accounts payable	5,185	(1,464)	—	—	3,721
Accounts payable-affiliates	—	(38,114)	(34,854)	35,000	(37,968)
Accrued interest	—	(29)	(569)	556	(42)
Interest receivable	—	—	556	(556)	—
Accrued fuel and purchased power expense	99	7,858	—	—	7,957
Other current liabilities	1,010	(1,490)	—	—	(480)
Changes in other assets and liabilities	—	(452)	—	—	(452)
Net cash (used in) provided by operating activities	6,808	(283)	(34,999)	35,000	6,526
Cash flows from investing activities:
Payment received on loan to affiliate	—	—	12,500	(12,500)	—
Investment in projects	(197)	—	—	—	(197)
Capital expenditures	(6,611)	(1,664)	(5,052)	5,051	(8,276)
Increase in restricted cash	—	(25,273)	—	—	(25,273)
Net cash (used in) provided by investing activities	(6,808)	(26,937)	7,448	(7,449)	(33,746)
Cash flows from financing activities:
Contributions by members	—	5,051	5,051	(5,051)	5,051
Net proceeds/payments on revolver	—	35,000	35,000	(35,000)	35,000
Repayments of long-term borrowings	—	(12,500)	(12,500)	12,500	(12,500)
Deferred financing costs	—	(331)	—	—	(331)
Net cash provided by (used in) financing activities:	—	27,220	27,551	(27,551)	27,220
Net increase in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents, beginning of Period	—	—	—	—	—
Cash and cash equivalents, end of Period	$—	$—	$—	$—	$—

(1)           All significant intercompany transactions have been eliminated in consolidation.

Note 6—Commitments and Contingencies

Contractual Commitments

Power Supply Agreements with the Distribution Cooperatives

During March 2000, Louisiana Generating entered into certain power supply agreements with eleven distribution cooperatives to provide energy, capacity and transmission services.  The agreements are standardized into three types, Form A, B, and C.

Form A Agreements

Six of the distribution cooperatives entered into Form A power supply agreements.  The Form A agreement is an all-requirements power supply agreement which has an initial term of 25 years, commencing on March 31, 2000.  After the initial term, the agreement continues on a year-to-year basis, unless terminated by either party giving five years advance notice.

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

Louisiana Generating charges the distribution cooperative a monthly specific delivery facility charge of approximately 1.75% of the depreciated net book value of the specific delivery facilities, including additional investment.  The distribution cooperative may assume the right to maintain the specific delivery facilities and reduce the charge to 1.25% of the depreciated net book value of the specific delivery facilities.  Louisiana Generating also charges the distribution cooperative its ratable share of 1.75% of the depreciated book value of common delivery facilities, which include communications, transmission and metering facilities owned by Louisiana Generating to provide supervisory control and date acquisition, and automatic control for customers.

For base supply, Louisiana Generating charges the distribution cooperative a demand charge, an energy charge and a fuel charge.  The demand charge for each contract year is set forth in the agreement and is subject to increase for environmental legislation or occupational safety and health laws enacted after the effective date of the agreement.  Louisiana Generating can increase the demand charge to the extent its cost of providing supplemental supply exceeds $400/kW.  The energy charge is fixed through 2004, and decreased slightly for the remainder of the contract term.  The fuel charge is a pass-through of fuel and purchase energy costs.  The distribution cooperative may elect to be charged based on a guaranteed coal-fired heat rate of 10,600 Btu/kWh, and it may also select fixed fuel factors as set forth in the agreement for each year through 2008.  The one distribution cooperative which selected this form of agreement elected to utilize the fixed fuel factors.  For the years after 2008, Louisiana Generating will offer additional fixed fuel factors for five-year periods that may be elected.  For the years after 2008, the distribution cooperative may also elect to have its charges computed under the pass-through provisions with or without the guaranteed coal-fired heat rate.

At the beginning of year six, Louisiana Generating will establish a rate equal to the ratable share of $18 million.  The amount of the fund will be approximately $720,000.  This fund will be used to offset the energy costs of the Form B distribution cooperatives which elected the fuel pass-through provision of the fuel charge, to the extent the cost of power exceeds $0.04/kWh.  Any funds remaining at the end of the term of the power supply agreement will be returned to Louisiana Generating.

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

Louisiana Generating will change the distribution cooperative a demand rate, a variable operation and maintenance charge and fuel charge.  Louisiana Generating will not offer the distribution cooperatives which select the Form C agreement any new incentive rates, but will continue to honor existing incentive rates.  At the end of the term of the agreement, the distribution cooperative is obligated to purchase the specific delivery facilities for a purchase price equal to the depreciated book value.

Louisiana Generating must contract for all transmission services required to serve the distribution cooperative and will pass through the costs of transmission service to the cooperative.  Louisiana Generating is required to supply at its cost, without pass-through, control area services and ancillary services which transmission providers are not required to provide.

Louisiana Generating owns and maintains the substations and other facilities used to deliver energy and capacity to distribution cooperative and charges the cooperative a monthly specific delivery facility charge for such facilities; any additions to, or new delivery facilities.  The initial monthly charge is 1% of the value of all of the distribution cooperative's specific delivery facilities.  The cost of additional investment during the term of the agreement will be added to the initial value of the delivery facilities to calculate the monthly specific delivery facility charge.

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

Coal Supply Agreement

Louisiana Generating has entered into a coal supply agreement with Triton Coal.  The coal is primarily sourced from Triton Coal's Buckskin and North Rochelle mines located in Powder River Basin, Wyoming.  The Coal supply agreement has a term of five years from March 31, 2000.  The agreement is for the full coal requirements of Big Cajun II.  The agreement establishes a base price per ton for coal supplied by Triton Coal.  The base price is subjected to adjustment for changes in the level of taxes or other government fees and charges, or variations in the caloric value of the coal shipped.  The base price is based on certain annual weighted average quality specifications, subject to suspension and rejection limits.

Coal Transportation Agreement

Louisiana Generating entered into a coal transportation agreement with Burlington Northern and Santa Fe Railway and American Commercial Terminal.  This agreement provides for the transport of all of the coal requirements of Big Cajun II from the mines in Wyoming to Big Cajun II.

Transmission and Interconnection Agreements

Louisiana Generating assumed Cajun Electric's existing transmission agreements with Central Louisiana Electric Company, SWEPCO; and Entergy Services, Inc., acting as agent for Entergy Arkansas, Inc., Entergy Gulf States, Entergy Louisiana, Inc., Entergy Mississippi, Inc., and Entergy New Orleans, Inc.  The Cajun facilities are connected to the transmission of Entergy Gulf States and power is delivered to the distribution cooperative at various delivery points on the transmission systems of Entergy Gulf States, Entergy Louisiana, Central Louisiana Electric Company and SWEPCO.  Louisiana Generating also assumed from Cajun Electric 20 interchange and sales agreements with utilities and cooperatives, providing access to a 12 state area.

Item 2 — Management’s Discussion and Analysis

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is omitted per conditions as set forth in General Instructions H (1) (a) and (b) of Form 10-Q for wholly owned subsidiaries.  It is replaced with management’s narrative analysis of the results of operations set forth in General Instructions H (2) (a) of Form 10-Q for wholly owned subsidiaries (reduced disclosure format).  This analysis will primarily compare the Company’s revenue and expense items for the three and six months ended June 30, 2002 with the three and six months ended June 30, 2001.

RESULTS OF OPERATIONS

Net income for the three and six months ended June 30, 2002, was $4.5 million and $8.3 million, respectively, an increase of $3.4 million and a decrease of $3.3 million, respectively compared to the same period in 2001.  These changes represent an increase of 309.1% and a decrease of 28.4%, respectively.  These changes were due to the following factors described below.

Operating Revenues

For the three months ended June 30, 2002, NRG South Central had total operating revenues and equity earnings of $99.1 million compared to $105.7 million for the same period in 2001, a decrease of $6.6 million or 6.2%.  The decrease in revenues for the three months ended June 30, 2002 versus the same period in 2001 is primarily due to lower merchant power sale prices.  Some of the decrease in revenue was offset by higher demand for energy from long-term contract customers and higher capacity charges.

For the six months ended June 30, 2002, NRG South Central had total operating revenues and equity earnings of $188.8 million compared to $203.1 million for the same period in 2001, a decrease of $14.3 million or 7.1%.  The decrease in revenues for the six months ended June 30, 2002 versus the same period in 2001 is primarily due to lower merchant power sale prices.  Some of the decrease in revenue was offset by higher demand for energy from long-term contract customers and higher capacity charges.

Cost of Operations

Cost of operations for the three months ended June 30, 2002 were $65.6 million compared to $77.4 million for the same period in 2001, a decrease of $11.8 million or 15.2%.   Cost of operations, as a percentage of revenues were 66.2% for the three months ended June 30, 2002 compared to 73.2% for the same period in 2001.  For the six months ended June 30, 2002, cost of operations were $123.0 million compared to $137.5 million for the same period in 2001, a decrease of $14.5 million or 10.5%.  Cost of operations, as percentage of revenues were 65.1% for the six months ended June 30, 2002 compared to 67.7% for the same period in 2001.  Cost of operations consists of expenses for fuel, plant operations and maintenance, and net gains/losses on non-hedge energy contracts.  In March 2002, the Company received a legal settlement in the amount of $6 million receivable over two years.  Approximately $4.3 million of this amount was recognized as an offset to the cost of operations.  The remaining amounts are due to the Company’s customers either through direct reimbursement of past fuel costs or as a reduction of future fuel costs.  The decrease in the cost of operations as a percentage of revenues for the three months ended June 30, 2002 compared to the same period in 2001 can primarily attributed to the decrease in the unrealized loss on non-hedge energy contracts which was $0.05 million for the three months ended June 30, 2002 compared to $15.4 million for the same period in 2001.

Fuel expense for the three months ended June 30, 2002 was $59.1 million compared to $68.4 million for the same period in 2001, a decrease of $9.3 million or 13.6%.  Fuel expense for the three months ended June 30, 2002 represented 59.6% of revenue compared to 64.7% for the same period in 2001.  For the three months ended June 30, 2002, fuel expense included $35.7 million of coal, $2.3 million of natural gas, $0.2 million of other fuels, $20.9 million of purchased energy and transmission and $0.05 of unrealized net gains on non-hedge energy contracts.  For the three months ended June 30, 2001, fuel expense included $35.3 million of coal, $0.4 million of natural gas, $0.4 million of other fuels, $16.9 million of purchased energy and transmission and $15.4 million of unrealized net losses on non-hedge energy contracts.   Fuel expense for the six months ended June 30, 2002 was $104.1 million compared to $116.7 million for the same period in 2001, a decrease of $12.6 million or 10.8%.  Fuel expense for the six months ended June 30, 2002 represented 55.1% of revenues compared to 57.5% for the same period in 2001.  For the six months ended June 30, 2002, fuel expense included $66.1 million of coal, $3.0 million of natural gas, $0.4 million of other fuels, $34.5 million of purchased energy and transmission and $0.06 of unrealized net losses on non-hedge energy contracts.  For the six months ended June 30, 2001, fuel expense included $64.8 million of coal, $1.5 million of natural gas, $0.6 million of other fuels, $35.2 million of purchased energy and transmission and $14.6 million of unrealized net losses on non-hedge energy contracts.

Plant operations and maintenance expense for the three months ended June 30, 2002, was $6.5 million compared to $9.0 million for the same period in 2001, a decrease of $2.5 million or 27.8%.  For the three months ended June 30, 2002, plant operations and maintenance expense represented 6.6% of revenue, and included labor and benefits under operating service agreements of $4.1 million, maintenance parts, supplies and services of $5.3 million, and property taxes of ($2.9) million.  Plant operations and maintenance expense for the three months ended June 30, 2001 represented 8.5% of revenue, and included labor and benefits under operating service agreements of $3.9 million, maintenance parts, supplies and services of $6.2 million, and property taxes of ($1.1) million.  Plant operations and maintenance expense for the six months ended June 30, 2002 was $18.9 million compared to $20.8 million for the same period in 2001, a decrease of $1.9 million or 9.1%.  Plant operations and maintenance expense for the six months ended June 30, 2002 represented 10.0% of revenue, and included labor and benefits under operating service agreements of $8.7 million, maintenance parts, supplies and services of $10.5 million, and property taxes of ($0.3) million.  Plant operations and maintenance expense for the six months ended June 30, 2001 represented 10.2% of revenue, and included labor and benefits under operating service agreements of $8.2 million, maintenance parts, supplies and services of $8.4 million, and property taxes of $4.2 million.

Depreciation and Amortization

Depreciation and amortization costs were $9.9 million for the three months ended June 30, 2002 compared to $7.1 million for the same period in 2001, an increase of $2.8 million or 39.4%.  Depreciation and amortization costs were $17.9 million for the six months ended June 30, 2002 compared to $14.1 million for the same period in 2001, an increase of $3.8 million or 27.0%.  This expense primarily relates to the acquisition costs of the Cajun, Big Cajun 1 Peaker and Sterlington facilities, which are being depreciated over twenty-five to forty years.

General and Administrative Expense

General and administrative expense was $2.4 million for the three months ended June 30, 2002 compared to $2.0 million for the same period in 2001, an increase of $0.4 million or 20.0%.  General and administrative expense was $4.6 million for the six months ended June 30, 2002 compared to $3.8 million for the same period in 2001, an increase of $0.8 million or 21.1%.  General and administrative expenses include costs for outside legal and other contract services, payments to NRG for corporate services, expenses related to office administration, as well as costs for certain employee benefits.

Interest Expense

Interest expense was $17.4 million for the three months ended June 30, 2002 compared to $18.4 million for the same period in, 2001, a decrease of $1.0 million or 5.4%.  Interest expense was $35.2 million for the six months ended June 30, 2002 compared to $36.5 million for the same period in 2001, a decrease of $1.3 million or 3.6%.  Interest expense primarily relates to the amortization of deferred finance costs and interest on the senior secured bonds issued to finance the acquisition of the Cajun facilities.

EWG Status for Big Cajun Peaker

In April 2002, NRG Energy discovered that filings with the Federal Energy Regulatory Commission (FERC) to exempt NRG Energy’s Big Cajun Peaking facility in Louisiana from regulation by the SEC under the Public Utility Holding Company Act (PUHCA), and to sell power from the facility at market-based rates, had not been made.  NRG Energy has since made those filings and has discussed the situation with FERC and the SEC.  While NRG Energy does not expect any material legal or regulatory action to be taken by those agencies, the failure to have made these filings could be viewed as an event of default under certain of NRG Energy’s debt facilities, including its $2 billion construction and acquisition revolving credit facility and $1 billion unsecured corporate revolving line of credit.  Accordingly, NRG Energy sought and has received from its construction and acquisition facility lenders a waiver of any event of default occurring as a result of Big Cajun Peaking Power’s failure to file for exemption from regulation under PUHCA, and has sought and received from its corporate revolver lenders an amendment to its corporate revolving line of credit to provide that such failure to obtain or maintain exemption from regulation under PUHCA will not cause an event of default under that facility.  While the construction and acquisition revolver waiver and the corporate revolver amendment were being discussed and finalized with its lenders, NRG Energy did not borrow under either of these credit facilities.  The waiver under the construction and acquisition facility continues indefinitely unless a default arising out of any possible PUHCA violation occurs.

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

Capital Resources

In response to tightening credit standards experienced by NRG Energy and the independent power production sector, on February 17, 2002, Xcel Energy announced a financial improvement plan for NRG Energy.  The announced plan included an initial step of acquiring 100% of NRG through a tender offer to exchange all of the outstanding shares of NRG Energy common stock with Xcel Energy common shares.

In addition, the plan included:

•  financial support to NRG Energy from Xcel Energy;

•  marketing certain NRG Energy generating assets for possible sale;

•  canceling and deferring capital spending for NRG Energy projects; and

•  integrating much of NRG Energy's operations into Xcel Energy's system and organization.

On June 3, 2002, Xcel Energy completed its exchange offer for the 26% of NRG Energy's shares that had been previously publicly held.  Xcel Energy offered NRG Energy shareholders 0.50 shares of Xcel Energy common stock for each outstanding share of NRG Energy common stock.  As part of its exchange offer, Xcel Energy committed to take aggressive steps to strengthen NRG Energy's balance sheet and eliminate overhead costs associated with running NRG energy as an independent company.  Through June 30, 2002, Xcel Energy has provided NRG Energy, with $500 million of cash infusions.  Under Public Utility Holding Company Act (PUHCA) limitations, Xcel Energy could invest an additional $400 million into NRG Energy.

In the first quarter of 2002, management identified NRG Energy assets and groups of assets that could be marketed for sale.  The assets are being marketed in four regional bundles: Latin America, the United Kingdom, Continental Europe and Asia-Pacific.  Select North American assets, including those in the South Central United States, have also been identified for potential sale.

In the second quarter of 2002, invitations were sent to prospective bidders on such assets, with indicative bids due during June 2002.  Xcel Energy management reviewed the results of the indicative bids received with the Xcel Energy board of directors and discussed the process by which assets would be considered, recommended, and approved for sale.  The board determined that this approval was necessary for material asset sales.

The remaining asset-marketing timetable for 2002 is generally as follows:

•  Final bids are due in August;

•  Negotiation of sale and purchase agreements are expected in August-September;

•  Financial close is expected to be completed in September-December.

Several projects have an accelerated sales timetable.  At the Xcel Energy June board meeting, one material NRG Energy asset sale (Bulo Bulo) was approved.  One additional project, which was not as material asset sale, was classified as held for sale in the second quarter of 2002.  See discussion of the Discontinued Operations charge in Note 14.  In addition, it is expected that several other sales of small NRG Energy assets will be completed during the third quarter of 2002.

Indicative bids received and discussed with the Xcel Energy board in June 2002 for NRG Energy's international projects, if ultimately proceeding to a sale at the bid price, would generate proceeds of approximately $800 million to $1.3 billion of cash, compared with book value (of equity investments in such projects) of approximately $1.5 billion.  Bids for certain NRG Energy domestic projects were not presented in detail to the Xcel Energy Board at their June meeting.  However, management anticipates that bids on domestic projects could generate an additional $500 million to $900 million of cash from sale proceeds.  Material losses could also result from the sale of domestic projects.  Proceeds, from asset sales are expected to be used to pay down debt at NRG Energy.

Because it is not known at this time which sales of projects the Xcel Energy board will approve, nearly all NRG Energy assets being marketed are not currently considered "held for sale."  For projects ultimately determined to be held for sale, any excess of carrying value over fair value would need to be recognized as a loss at the time the Board commits to a plan to sell.

Capital Spending - NRG Energy has reviewed its construction program and significantly revised its capital expenditure forecast.  The new forecast reflects a reduction in NRG Energy construction spending of approximately $1.0 billion in 2003 and $1.3 billion in 2004.  In addition, NRG Energy's acquisition expenditures, are also expected to be reduced.  The Conectiv acquisition originally scheduled for 2002 has been canceled.  And the First Energy acquisition planned for 2002 has been canceled by First Energy.

Integration Activities - Management changes have occurred at NRG Energy and the integration of portions of NRG Energy's energy marketing and power plant management functions into corresponding Xcel Energy organizations has begun.  In addition, NRG Energy's corporate and administrative support functions are also being integrated into comparable areas of Xcel Energy.  This integration is expected to reduce NRG Energy's operating cost structure by $75 million to $100 million on an annual basis.

The bond and long-term working capital facility agreements (as described in Note 2) at NRG South Central generally restrict their ability to pay dividends, make distributions or otherwise transfer funds to NRG Energy, Inc. As of June 30, 2002, NRG South Central does not currently meet the minimum debt service coverage ratios required to make payments to NRG. This situation does not create an event of default and will not allow the lenders to accelerate the project financings.

                On July 26, 2002, Standard & Poor’s Rating Services lowered NRG Energy’s corporate credit rating to BB.  The secured NRG South Central Generating LLC bonds were lowered to BB.  The senior unsecured bonds of NRG Energy were lowered to B-plus.  All of the NRG Energy debt issues and the corporate credit rating were placed on “credit watch” with negative implications.

                On July 29, 2002, Moody’s Investor Service lowered the senior unsecured debt rating of NRG Energy from Baa3 to B1 and assigned a Senior Implied rating of Ba3 to NRG Energy.  NRG Energy subsidiaries, including NRG Northeast Generating, NRG South Central Generating LLC and LSP Energy Limited Partnership, were placed under review for possible downgrade.

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

There is no material administrative or judicial proceedings arising under environmental quality or civil rights statutes pending or known to be contemplated by governmental agencies to which NRG South Central is or would be a party.

Item 5. Other Information

On August 8, 2002, NRG identified 14 electric generating plants that it plans to sell, as part of its efforts to pay down debt.  The list includes the Company’s plants in Louisiana and other plants in Mississippi, Texas, and Oklahoma.

Item 6. Exhibits and Reports on Form 8-K

(A)                              Exhibits

None

(B)                                Reports on Form 8-K

July 26, 2002 re: credit rating action

Cautionary Statement Regarding Forward-Looking Information

The information presented in this Form 10-Q includes forward-looking statements in addition to historical information. These statements involve known and unknown risks and relate to future events, or projected business results. In some cases forward-looking statements may be identified by their use of such words as “may,” “expects,” “plans,” “anticipates,” “believes,” and similar terms. Forward-looking statements are only predictions, and actual results may differ materially from the expectations expressed in any forward-looking statement. While the Company believes that the expectations expressed in such forward-looking statements are reasonable, we can give no assurances that these expectations will prove to have been correct. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

•                                            NRG Energy's ability to reach agreements with its lenders and creditors to restructure debt and delay the funding of collateral required following NRG Energy's, and the Company's, ratings downgrades;

•                                            The implementation of the business plan Xcel Energy put in place for NRG Energy following completion of the Xcel Energy exchange offer transaction;

•                                            NRG Energy's ability to sell assets in the amounts and on the time table assumed;

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2002

NRG South Central Generating LLC
(Registrant)

/s/ RICHARD C. KELLY
Richard C. Kelly, President

/s/ C. ADAM CARTE
C. Adam Carte, Treasurer
(Principal Financial Officer)
Date: August 14, 2002

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Each of the undersigned hereby certifies, in his/her capacity as an officer of  NRG South Central Generating LLC (the “Company”), for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

•        the Quarterly Report of the Company on Form 10-Q for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

•        the information contained in such report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated:  August 14, 2002

/s/ RICHARD C. KELLY
Richard C. Kelly, President

/s/ C. ADAM CARTE
C. Adam Carte, Treasurer
(Principal Financial Officer)