Form 10-K
period 2002-12-31
NRG SOUTH CENTRAL GENERATING LLC
filed 2003-04-14
CIK 1124468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2002.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

None

      Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer as defined by Rule 12b-2 of the Act.     Yes ☐          No ☑

      As of the last business day of the most recently completed second fiscal quarter, no voting or non-voting common equity was held by non-affiliates.

      As of the latest practicable date, NRG Central, Inc. owned 50% of the outstanding equity interests of NRG South Central Generating LLC and South Central Generation, Inc. owned 50% of the outstanding equity interests of NRG South Central Generating LLC. NRG Central, Inc. and South Central Generation, Inc. are each wholly-owned subsidiaries of NRG Energy, Inc.

Documents Incorporated by Reference:

None

PART I

Item 1 —	Business

General

      NRG South Central Generating LLC (NRG South Central), is a Delaware limited liability company formed in 2000. NRG South Central owns approximately 2,500 MW of net electric generating capacity as of December 31, 2002 through its wholly-owned subsidiaries, Louisiana Generating LLC (Louisiana Generating), NRG New Roads Holdings LLC, NRG Sterlington Power LLC (NRG Sterlington), Big Cajun I Peaking Power LLC (Big Cajun 1 Peaking), NRG Bayou Cove LLC and NRG Bayou Peaking Power LLC (together, NRG Bayou Cove). NRG South Central’s headquarters and principal executive offices are located at 901 Marquette Avenue, Suite 2300, Minneapolis, Minnesota 55402. NRG South Central’s phone number is (612) 373-5300.

      NRG South Central is an indirect wholly-owned subsidiary of NRG Energy, Inc. (NRG Energy). NRG Energy is an energy company, primarily engaged in the ownership and operation of power generation facilities and the sale of energy, capacity and related products in the United States and internationally. NRG Energy is a wholly owned subsidiary of Xcel Energy Inc. (Xcel Energy). Xcel Energy directly owns six utility subsidiaries that serve electric and natural gas customers in 12 states. Xcel Energy also owns or has interest in a number of non-regulated businesses, the largest of which is NRG Energy.

      Due to a number of reasons, including the overall down-turn in the energy industry, NRG Energy’s financial condition has deteriorated significantly. As a direct consequence, in 2002 NRG Energy entered into discussions with its creditors in anticipation of a comprehensive restructuring. NRG Energy is working toward this goal by selective divestiture of non-core assets, consolidation of management, reorganization and redirection of power marketing philosophy and activities and an overall financial restructuring that will improve liquidity and reduce debt. In connection with its restructuring efforts, it is likely that NRG Energy (and certain of its subsidiaries) will file for Chapter 11 bankruptcy protection. If NRG Energy seeks protection under Chapter 11 of the Bankruptcy Code, it is likely that NRG Energy would also seek such protection for certain wholly-owned subsidiaries, which may include NRG South Central. For more information about NRG Energy’s restructuring process, refer to the Form 10-K filed by NRG Energy on March 31, 2003.

      As a part of the comprehensive restructuring, NRG Energy’s financial and legal restructuring advisors have been assisting the management of NRG South Central in the preparation of a comprehensive financial and operational restructuring for NRG South Central. NRG South Central and its advisors have been meeting regularly to discuss restructuring issues relating to NRG South Central with an ad hoc committee of its bondholders (the NRG South Central Bondholder Committee). NRG South Central, its management and its financial and legal advisors have engaged in discussions with the NRG Project Bondholder Committee regarding the terms and conditions of a restructuring of the debt of NRG South Central.

      NRG South Central, NRG Energy and Xcel Energy file periodic reports and other documents with the Securities and Exchange Commission. The public may read and copy the materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, electronic copies of these periodic filings are available through the Commission’s web site at www.sec.gov.

Liquidity Issues

Liquidity Issues of NRG Energy and it Subsidiaries — Current Status and Chain of Events

      In December 2001, Moody’s Investor Service (Moody’s) placed NRG Energy’s long-term senior unsecured debt rating on review for possible downgrade. In response, Xcel Energy and NRG Energy put into effect a plan to preserve NRG Energy’s investment grade rating and improve its financial condition. This plan included financial support to NRG Energy from Xcel Energy; marketing certain NRG Energy assets for sale; canceling and deferring capital spending; and reducing corporate expenses.

      In response to a possible downgrade, during 2002, Xcel Energy contributed $500 million to NRG Energy, and NRG Energy and its subsidiaries sold assets and businesses that provided NRG Energy in excess of $286 million in cash and eliminated approximately $432.0 million in debt. NRG Energy also cancelled or deferred construction of approximately 3,900 MW of new generation projects. On July 26, 2002, Standard & Poors’ (S&P) downgraded NRG Energy’s senior unsecured bonds to below investment grade, and three days later Moody’s also downgraded NRG Energy’s senior unsecured debt rating to below investment grade. Since July 2002, NRG Energy senior unsecured debt, as well as the secured NRG Northeast Generating LLC bonds and the secured NRG South Central Generating LLC bonds and Secured LSP Energy (Batesville) bonds were downgraded multiple times. After NRG Energy failed to make payments due under certain unsecured bond obligations on September 16, 2002, both Moody’s and S&P lowered their ratings on NRG Energy’s and its subsidiaries’ unsecured bonds once again. Currently, NRG Energy’s unsecured bonds carry a rating of between CCC and D at S&P and between Ca and C at Moody’s, depending on the specific debt issue.

      As a result of the downgrade of NRG Energy’s credit rating, declining power prices, increasing fuel prices, the overall down-turn in the energy industry, and the overall down-turn in the economy, NRG Energy has experienced severe financial difficulties. These difficulties have caused NRG Energy to, among other things, miss scheduled principal and interest payments due to its corporate lenders and bondholders, prepay for fuel and other related delivery and transportation services and provide performance collateral in certain instances. NRG Energy has also recorded asset impairment charges of approximately $3.1 billion, related to various operating projects as well as for projects that were under construction which NRG Energy has stopped funding.

      NRG Energy and its subsidiaries (including NRG South Central) have failed to timely make several interest and/or principal payments on its indebtedness. These missed payments have resulted in cross-defaults of numerous other non-recourse and limited recourse debt instruments of NRG Energy and have caused the acceleration of multiple debt instruments of NRG Energy, rendering such debt immediately due and payable. For more specific information regarding NRG Energy’s liquidity issues, refer to “Liquidity Issues” in Item 1 of Form 10-K filed by NRG Energy on March 31, 2003.

      In addition to the payment defaults described above, prior to the downgrades many corporate guarantees and commitments of NRG Energy and its subsidiaries required that they be supported or replaced with letter of credit or cash collateral within 5 to 30 days of a ratings downgrade below Baa3 or BBB- by Moody’s or Standard & Poor’s, respectively. As a result of the downgrades on July 26 and July 29, NRG Energy received demands to post collateral aggregating approximately $1.1 billion. NRG Energy is presently working with various secured project lender groups with respect to the issue of posting collateral and is working toward establishing a comprehensive plan of restructuring.

      In August 2002, NRG Energy retained financial and legal restructuring advisors to assist its management in the preparation of such comprehensive financial and operational restructuring. NRG Energy and its advisors have been meeting regularly to discuss restructuring issues with an ad hoc committee of its bondholders and a steering committee of its bank lenders (the Ad Hoc Creditors Committees). In November 2002, NRG Energy and Xcel Energy presented a comprehensive plan of restructuring to the Ad Hoc Creditors Committees. The restructuring plan has served as a basis for continuing negotiations between the Ad Hoc Creditors Committees, NRG Energy and Xcel Energy related to a consensual plan of reorganization for NRG Energy. If a comprehensive plan of restructuring is ultimately agreed to, it is highly probable that such a plan would be implemented through the commencement of a voluntary Chapter 11 bankruptcy proceeding. If NRG Energy seeks protection under Chapter 11 of the Bankruptcy Code, it is likely that NRG Energy would also seek such protection for certain wholly-owned subsidiaries, which may include NRG South Central. For more specific information regarding NRG Energy’s restructuring efforts, refer to “Liquidity Issues” in Item 1 of Form 10-K filed by NRG Energy on March 31, 2003.

      On November 22, 2002, five former NRG Energy executives filed an involuntary Chapter 11 petition against NRG Energy in U.S. Bankruptcy Court for the District of Minnesota. Under provisions of federal law, NRG Energy has the full authority to continue to operate its business as if the involuntary petition had not been filed unless and until a court hearing on the validity of the involuntary petition is resolved adversely to NRG Energy. On December 16, 2002, NRG Energy responded to the involuntary petition, contesting the petitioners’ claims and filing a motion to dismiss the case. On February 19, 2003, NRG Energy announced that it had reached a settlement with the petitioners. The U.S. Bankruptcy Court for the District of Minnesota will hear NRG Energy’s motion to approve the settlement and dismiss the involuntary petition. Two of NRG Energy’s creditors have objected to the motion to dismiss. There can be no assurance that the court will dismiss the involuntary petition. The Bankruptcy Court has discretion in the review and approval of the settlement agreement. There is a risk that the Bankruptcy Court may, among other things, reject the settlement agreement or enter an order for relief under Chapter 11.

      On March 26, 2003, Xcel Energy announced that its board of directors had approved a tentative settlement agreement with holders of most of NRG Energy’s long-term notes and the steering committee representing NRG’s bank lenders. The settlement is subject to certain conditions, including the approval of at least a majority in dollar amount of the NRG Energy bank lenders and long-term noteholders and definitive documentation. There can be no assurance that such approvals will be obtained. The terms of the settlement call for Xcel Energy to make payments to NRG Energy over the next 13 months totaling up to $752 million for the benefit of NRG Energy’s creditors in consideration for their waiver of any existing and potential claims against Xcel Energy. Under the settlement, Xcel Energy will make the following payments: (i) $350 million at or shortly following the consummation of a restructuring of NRG Energy’s debt. It is expected this payment would be made prior to year-end 2003; (ii) $50 million on January 1, 2004. At Xcel Energy’s option, it may fill this requirement with either cash or Xcel Energy common stock or any combination thereof; and (iii) $352 million in April 2004.

     NRG South Central Indebtedness and Liquidity Issues

      On March 30, 2000, NRG South Central issued $800 million of senior secured bonds in two tranches. The first tranche was for $500 million with a coupon of 8.962% and a maturity of 2016. The second tranche was for $300 million with a coupon of 9.479% and a maturity of 2024. Interest on the bonds is payable in arrears on each March 15 and September 15. Principal payments are made semi-annually. The proceeds of the bonds were used to finance NRG South Central’s acquisition of the Cajun generating facilities on March 31, 2000. On December 13, 2000, NRG South Central commenced an exchange offer of these bonds for registered bonds that contain similar terms and conditions. The exchange offer closed on January 19, 2001 with all bonds being exchanged. As of December 31, 2002 there remains $750.8 million of outstanding senior secured bonds, which are classified as current. NRG South Central Generating LLC secured bonds currently carry a rating of D at S&P and Caa1 at Moody’s.

      The debt agreements of NRG South Central generally restrict its ability to pay dividends, make distributions or otherwise transfer funds to NRG Energy under certain circumstances such as failure to maintain a required minimum debt service ratio. As of December 31, 2002, NRG South Central did not meet the minimum debt service coverage ratios, and therefore is restricted from making payments to NRG Energy.

      NRG South Central Generating is also precluded from making payments to NRG Energy due to unfunded debt service reserve accounts. Prior to the NRG Energy downgrades (see above), the debt service reserve accounts were funded with letters of guarantee from NRG Energy. Following the downgrade, these accounts were required to be funded with cash from NRG Energy within five to thirty days. The accounts were not funded with cash from NRG Energy within the respective cure period, and an event of default occurred, thereby giving the lenders the right to accelerate the project financings. As a result of this default, the long-term portion of the debt has been reclassified as a current liability, as it is potentially callable within the next twelve months. NRG South Central has approximately $46.0 million of unfunded debt service reserve commitments as of March 31, 2003.

      NRG South Central and its subsidiaries have failed to timely make the following interest and/or principal payments on its indebtedness:

	Amount			Interest	Principal
Debt ($ in millions)	Issued	Rate	Maturity	Due	Due	Date Due

Non-Recourse Debt (secured)
NRG South Central Generating LLC	$500.0	8.962%	3/15/2016	$20.2	$12.8	9/16/2002
	$500.0	8.962%	3/15/2016	—	$12.8	3/17/2003
NRG South Central Generating LLC	$300.0	9.479%	9/15/2024	$14.2	—	9/16/2002

      In January 2003, the NRG South Central bondholders unilaterally withdrew $35.6 million from a restricted revenue account relating to the September 15, 2002 interest payment and fees; and on March 17, 2003 South Central bondholders were paid $34.4 million due in relation to the March semi-annual interest payment, but the $12.8 million principal payment was deferred. As of March 31, 2003, NRG South Central had cash and cash equivalents, including amounts in restricted cash, of approximately $77.4 million.

      The assets of Big Cajun I Peaking, NRG Sterlington and NRG Bayou Cove have not been pledged as collateral under the NRG South Central Generating LLC secured bonds. The assets of Big Cajun I Peaking, NRG Sterlington and NRG Bayou Cove have, however, been pledged as collateral under the $325,000,000 Series A Floating Rate Senior Secured Bonds due 2019, issued by NRG Peaker Finance Company LLC (the “Peaker financing facility”). The Peaker financing facility is currently in default due to the triggering of its cross-default provisions upon NRG Energy’s default with respect to other debt instruments. At this point, the Peaker financing facility has not been accelerated by its creditors.

      As a part of the comprehensive restructuring of NRG Energy, NRG Energy’s financial and legal restructuring advisors have been assisting the management of NRG South Central in the preparation of a comprehensive financial and operational restructuring for NRG South Central. NRG South Central and its advisors have been meeting regularly to discuss restructuring issues relating to NRG South Central with an ad hoc committee of its bondholders (the NRG South Central Bondholder Committee). NRG South Central, its management and its financial and legal advisors have engaged in discussions with the NRG South Central Bondholder Committee regarding the terms and conditions of a restructuring of the debt of NRG South Central.

NRG South Central Generating Assets

Big Cajun Assets

      The Cajun Facilities, located in New Roads, Louisiana, consist of two plants referred to as Big Cajun I and Big Cajun II. As of December 31, 2002, the aggregate net capable capacity of the Cajun facilities was 1,709 MW.

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

Big Cajun II.

      Big Cajun II, Units 1, 2 and 3, are coal-fired generating facilities. Units 1 and 2 are 100% owned by Louisiana Generating and have a net capable capacity of 580 and 575 MW, respectively. Unit 3 has a net capable capacity of 575 MW, of which 58% is owned by Louisiana Generating. Entergy Gulf States owns the remaining portion. Big Cajun II is a base load facility and runs throughout the year. As currently configured, Big Cajun II produces approximately 99% of the annual electric output (as measured in kWh) from the Cajun facilities.

Big Cajun I Peaking

      During June, 2001 construction concluded with respect to an approximately 238 MW expansion of the Cajun facilities. NRG South Central formed Big Cajun I Peaking Power, a wholly owned subsidiary, to develop, construct and own the expansion project. The energy and capacity generated by the expansion project is being marketed by NRG Power Marketing, a wholly owned subsidiary of NRG Energy. Louisiana Generating purchases the capacity and is entitled to all energy from Big Cajun I Peaking. The assets of Big Cajun I Peaking have been pledged as collateral under the Peaker financing facility.

Other Generating Assets

NRG Sterlington

      NRG Sterlington owns and operates an approximately 200 MW simple cycle gas peaking facility located in Sterlington, Louisiana. Louisiana Generating purchases the capacity and is entitled to all energy from NRG Sterlington. The assets of NRG Sterlington have been pledged as collateral under the Peaker financing facility.

NRG Bayou Cove

      NRG Bayou Cove was formed to construct, own and operate an approximately 320 MW gas-fired peaking generating facility located in Jennings, Louisiana. The facility became commercially operational in August 2002. The assets of NRG Bayou Cove have been pledged as collateral under the Peaker financing facility.

NRG South Central Subsidiaries and Operations

      Through its subsidiaries, Louisiana Generating and Big Cajun I Peakers, NRG South Central owns the Big Cajun I and Big Cajun II generating facilities in New Roads, Louisiana (the Cajun facilities). The Cajun facilities consist of 100% ownership of four gas-fired intermediate/peaking power generation units which NRG Energy collectively refers to as Big Cajun I. Two of these units were completed and commenced commercial operation in June 2001. The Cajun facilities also include 100% interest in two coal-fired, base-load power generation units, and a 58% interest in a third coal-fired, base load unit, which NRG Energy refers to collectively as Big Cajun II. The Cajun facilities were acquired through a competitive bidding process following a Chapter 11 bankruptcy filing by Cajun Electric Power Cooperative, Inc., a non-profit Louisiana electric membership cooperative corporation. Cajun Electric sold wholesale energy and capacity generated by the Cajun facilities to its cooperative members for more than 20 years under long-term, all-requirements power supply agreements. NRG South Central sells most of the energy and capacity of the Cajun facilities to 11 of Cajun Electric’s former power cooperative members. Seven of these cooperatives have entered into 25-year power purchase agreements with NRG South Central, and four have entered into two to four year power purchase agreements. In addition, NRG South Central sells power under contract to two municipal power authorities and one investor-owned utility that were former customers of Cajun Electric.

      In March 2000, NRG South Central formed NRG New Roads Holdings LLC (New Roads) to hold certain assets that were acquired in conjunction with the purchase of the Cajun facilities but which are not necessary for the operation of the Cajun facilities. NRG Sterlington Power LLC (Sterlington), which was acquired by NRG Energy and contributed to NRG South Central in August 2000, was formed for the purpose of developing, constructing, owning and operating an approximately 200 MW simple cycle gas peaking facility in Sterlington, Louisiana. Louisiana Generating purchases the capacity and is entitled to all energy from NRG Sterlington. In December 2000, NRG Sabine River Works LP and NRG Sabine River Works GP acquired, respectively, a 49% limited partnership interest and a 1% general partnership interest in SRW Cogeneration Limited Partnership (SRW Cogen), that owns and operates an approximately 450 MW natural gas-fired cogeneration plant at the DuPont Company’s Sabine River Works petrochemical facility near Orange, Texas. Subsidiaries of Conoco, Inc. owned the other 50% interest in SRW Cogen. Commercial operation of the plant commenced in November 2001. On November 5, 2002, the investment in SRW Cogen was sold to Conoco, Inc for a nominal amount and assumption of outstanding obligations.

      During September 2001, NRG Bayou Cove was established as a non-guarantor subsidiary of NRG South Central Generating. NRG Bayou Cove was formed to construct, own and operate approximately 320 MW gas-fired peaking generating facility located near Jennings, Louisiana. The facility became commercially operational in August 2002.

      NRG Energy’s energy marketing subsidiary, NRG Power Marketing Inc. (NRG Power Marketing), provides a full range of energy management services for many of NRG Energy’s generation facilities. These services are provided under bilateral contracts or agency agreements pursuant to which NRG Power Marketing manages the sales and purchases of energy, capacity and ancillary services, procures the fuel (coal and natural gas) and associated transportation and manages the emission allowance credits for these facilities. NRG Power Marketing has continued to provide these services since NRG Energy lost its investment grade ratings in July 2002, and because of NRG Energy’s credit and liquidity limitations, NRG Power Marketing has scaled back its activities. Since July 2002, NRG Power Marketing has focused primarily on procuring fuel for, and marketing the power from, NRG Energy’s North American generation facilities in the spot and short-term markets.

Regulation

Environmental and Safety Laws and Regulations

      NRG South Central is subject to a broad range of federal, state and local environmental and safety laws and regulations applicable to the development, ownership and operation of its projects. These laws and regulations impose requirements relating to discharges of substances to the air, water and land, the handling, storage and disposal of hazardous substances and wastes and the cleanup of properties affected by pollutants. These laws and regulations generally require that NRG South Central obtain a number of governmental permits and approvals before construction or operation of a power plant commences and, after completion, that its facilities operate in compliance with those permits and applicable legal requirements. NRG South Central could also be held responsible under these laws for the cleanup of pollutants released at its facilities or at off-site locations where it has sent wastes.

      NRG South Central strives at all times to comply with the terms of all environmental and safety laws, regulations, permits and licenses and NRG South Central believes that all of its operating plants are in material compliance with applicable environmental and safety requirements. NRG South Central also does not expect that its liability under environmental laws for the cleanup of contamination at its plants or off-site waste disposal facilities will have a material effect on the results of its operations. NRG South Central cannot assure you, however, that in the future it will not incur material environmental liabilities, that it will obtain all necessary permits for its operations or that it will operate in full compliance with environmental and safety laws and regulations at all times. In addition, regulatory compliance for the construction of new facilities is a costly and time-consuming process. Intricate and rapidly changing environmental regulations may require major capital expenditures for permitting and create a risk of expensive delays or material impairment of project value if projects cannot function as planned due to changing regulatory requirements or local opposition. Environmental laws have become increasingly stringent over time, particularly with regard to the regulation of air emissions from NRG South Central’s plants, which requires regular major capital expenditures for power plant upgrades and modifications. Therefore, it is NRG South Central’s policy to integrate the consideration of potential environmental impacts into every decision it makes, and by doing so, strive to improve its competitive advantage by meeting or exceeding environmental and safety requirements pertaining to the management and operation of its assets. (See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental Matters).

Energy Regulation

      Various federal and state laws pertaining to power generation and sales also affect NRG South Central. The Federal Power Act regulates the sale of electricity in the wholesale market. The Federal Energy Regulatory Commission (FERC) is an independent agency within The Department of Energy that regulates the transmission and wholesale sale of electricity in interstate commerce under the authority of The Federal

Power Act. FERC is also responsible for licensing and inspecting private, municipal and state-owned hydro electric projects. FERC determines whether a public utility qualifies for exempt wholesale generator status (EWG) under The Public Utility Holding Company Act, which was amended by The Energy Policy Act of 1992.

      Federal Power Act. The Federal Power Act gives FERC exclusive rate-making jurisdiction over wholesale sales of electricity and transmission of electricity in interstate commerce. FERC regulates the owners of facilities used for the wholesale sale of electricity and its transmission in interstate commerce as “public utilities” under the Federal Power Act. The Federal Power Act also gives FERC jurisdiction to review certain transactions and numerous other activities of public utilities (such as the granting of waivers of certain of the accounting, record-keeping and reporting requirements that are imposed on public utilities with cost-based rate schedules).

      Under the Federal Power Act, an entity that sells electricity in the wholesale market is a public utility, subject to FERC’s jurisdiction. Public utilities are required to obtain FERC’s acceptance of their rate schedules for wholesale sales of electricity. Because NRG South Central’s operating subsidiaries sell energy and capacity in the wholesale market, they are deemed to be public utilities for purposes of the Federal Power Act. In most cases, FERC has granted the NRG South Central operating companies the authority to sell electricity at market-based rates. In New England, New York, PJM (Pennsylvania, New Jersey, Maryland, Delaware and parts of the Midwest) the Midwest and California, FERC has established Independent System Operators (ISOs) which file market based rate tariffs, subject to FERC Approval. These tariffs/market rules dictate how the wholesale markets are to operate and how entities with market based rates shall be compensated within those markets. The ISOs in these regions also control access to, pricing of and the operation of the transmission grid within their footprint. Outside of ISO controlled regions, NRG South Central is allowed to sell at market based rates as determined by willing buyers and sellers. Access to, pricing for and operation of the transmission grid in such regions is controlled by the local transmission owning utility according to their Pro Forma Open Access Transmission Tariff (OATT) filed with and approved by FERC.

      Usually, FERC’s orders which grant NRG South Central market-based rate authority reserve the right to revoke or revise the market-based rate authority on a prospective basis if FERC subsequently determines that NRG South Central possesses excessive market power. If NRG South Central lost its market-based rate authority, NRG South Central may be required to obtain FERC’s acceptance of a cost-of-service rate schedule and may become subject to the accounting, record-keeping and reporting requirements that are imposed only on utilities with cost-based rate schedules. It should be noted, however, that NRG South Central does have the right at any time to petition FERC to grant cost of service based rates pursuant to Section 205 of the Federal Power Act.

      Public Utility Holding Company Act (PUHCA). The Public Utility Holding Company Act, known as PUHCA, provides that any entity that owns, controls or has the power to vote 10% or more of the outstanding voting securities of an “electric utility company,” or a holding company for an electric utility company, is subject to regulation under PUHCA.

      Registered holding companies under PUHCA are required to limit their utility operations to a single, integrated utility system and divest any other operations that are not functionally related to the operation of the utility system. In addition, a company that is a subsidiary of a holding company registered under PUHCA is subject to financial and organizational regulation, including approval by the SEC of certain financings and transactions. Under the Energy Policy Act of 1992, however, FERC can determine that a company engaged exclusively in the business of owning or operating an eligible facility used for the generation of electric energy for sale at wholesale is an EWG. Accordingly, it is exempt from PUHCA requirements. In the case of facilities previously operated by regulated utilities, FERC can make an exempt wholesale generator determination only after the state utility commission finds that allowing the facility or facilities to be eligible for exempt wholesale generator status will benefit consumers, is in the public interest, and does not violate state law. Each of NRG South Central’s operating subsidiaries has been designated by FERC as an EWG or is otherwise exempt from PUHCA because it is a Qualifying Facility under the Public Utility Regulatory Policy Act of 1978.

      NRG South Central does not expect to engage in any activities that will subject it to regulation under PUHCA. If NRG South Central were to lose its EWG status, it would become subject to regulation under PUHCA. It would be difficult for NRG South Central to comply with PUHCA absent a substantial restructuring.

State Energy Regulation

      With the exception of the provision of utility services by certain utilities in New Orleans and certain municipal utilities, the Louisiana Public Service Commission, or LPSC, regulates all public utilities within Louisiana. The jurisdiction of the, Louisiana Public Service Commission (LPSC), over these public utilities generally includes authority to regulate the rates, services and securities of any entity furnishing electric service in the state. However, Louisiana law does not specifically address the status of entities providing electricity exclusively in the wholesale market. The LPSC has recognized that FERC has jurisdiction over wholesale rates. However, the 11 distribution cooperatives to which Louisiana Generating sells a majority of the energy and capacity generated by the Cajun facilities will continue to be regulated by the LPSC.

      NRG South Central’s Louisiana Generating production facilities provide a substantial amount of their power production to four Louisiana power distribution cooperatives under multi-year “Form C” contracts. Those contracts are currently set to expire in 2004. NRG South Central has negotiated replacement contracts with the cooperatives having terms of five to ten years. Those replacements are subject to LPSC and FERC approval. The LPSC is currently evaluating those contracts. FERC action will follow LPSC action on these contracts. There can be no assurance that the LPSC or FERC will ultimately approve those contracts as negotiated or at all.

Competition

      The entire independent power industry in the United States is in turmoil. Many of NRG South Central’s competitors have announced plans to scale back their growth, sell assets, and restructure their finances. The results of the wholesale restructuring of the independent power industry are impossible to predict, but they may include consolidation within the industry, the sale or liquidation of certain competitors, the re-regulation of certain markets, and the long-term reduction in new investment into the industry. Under any scenario, however, NRG South Central anticipates that it will continue to face competition from numerous companies in the industry, some of which may have more extensive operating experience, larger staffs, and greater financial resources than NRG South Central presently possesses.

      Many companies in the regulated utility industry, with which the independent power industry is closely linked, are also restructuring or reviewing their strategies. Several of these companies are discontinuing going forward with unregulated investments, seeking to divest of their unregulated subsidiaries or attempting to have their regulated subsidiaries acquire their unregulated subsidiaries. This may lead to an increased competition between the regulated utilities and the unregulated power producers within certain markets. In such instances, NRG South Central may compete with regulated utilities in the development of market designs and rulemaking.

      FERC, however, is attempting to level the competitive playing field between regulated utilities and unregulated energy suppliers by providing open, non-discriminatory access to electricity markets and the transmission grid. In April 1996, FERC issued Orders 888 and 889 that required all public utilities to file “open access” transmission tariffs that give wholesale generators, as well as other wholesale sellers and buyers of electricity, access to transmission facilities on a non-discriminatory basis. This led to the formation of the ISOs described above. On December 20, 1999, FERC issued Order 2000, encouraging the creation of Regional Transmission Organizations (RTOs). Finally, on July 31, 2002, FERC issued its Notice of Proposed Rulemaking regarding Standard Market Design. All three orders were intended to eliminate market discrimination by incumbent vertically integrated utilities and to provide for open access to the transmission grid.

      The full effect of these changes on NRG South Central is uncertain at this time, because in many parts of the United States, it has not been determined how entities will attempt to comply with FERC’s initiatives. At this time, five ISOs have been approved and are operational; New England (ISO-NE), New York (NYISO), Pennsylvania, NJ, Maryland, DE and parts of the midwest (collectively PJM), Central Midwest (MISO), South Central (SPP) and in California (CA ISO). Two of these ISOs, PJM and MISO, have been found to also qualify as RTOs. Three other entities have also requested that FERC approve their organizations as RTOs; WestConnect (Desert Southwest); RTO West (Pacific Northwest and Rockies) and Setrans (Southeast).

      In the Southeast, Entergy and Southern Company continue to support their RTO, Setrans. The future of Setrans is uncertain given the recent loss of Santee Cooper.

      Proposals have been introduced in Congress to repeal PURPA and PUHCA, and FERC has publicly indicated support for the PUHCA repeal effort. If the repeal of PURPA or PUHCA occurs, either separately or as part of legislation designed to encourage the broader introduction of wholesale and retail competition, the significant competitive advantages that independent power producers currently enjoy over certain regulated utility companies would be eliminated or sharply curtailed, and the ability of regulated utility companies to compete more directly with independent power companies would be increased. To the extent competitive pressures increase and the pricing and sale of electricity assumes more characteristics of a commodity business, the economics of domestic independent power generation projects may come under increasing pressure. Deregulation may not only continue to fuel the current trend toward consolidation among domestic utilities, but may also encourage the dis-aggregation of vertically-integrated utilities into separate generation, transmission and distribution businesses.

      In addition, the independent system operators who oversee most of the wholesale power markets have in the past imposed, and may in the future continue to impose, price caps and other mechanisms to address some of the volatility in these markets. For example, the independent system operator for the New York power pool and the California independent system operator have imposed price caps. These types of price caps and other mechanisms in New York, California, the New England Power Pool and elsewhere may adversely impact the profitability of NRG Energy’s and NRG South Central’s generation facilities that sell energy into the wholesale power markets. Finally, the regulatory and legislative changes that have recently been enacted in a number of states in an effort to promote competition are novel and untested in many respects. These new approaches to the sale of electric power have very short operating histories, and it is not yet clear how they will operate in times of market stress or pressure, given the extreme volatility and lack of meaningful long-term price history in many of these markets and the imposition of price caps by independent system operators.

Power Markets

      NRG South Central sells energy and capacity generated primarily from the Cajun facilities to cooperative customers under mostly fixed-price long term agreements in the southeast power markets, primarily in Louisiana. In addition, through NRG Power Marketing, NRG South Central sells excess energy and capacity into neighboring regions.

Southeast Power Market

      The southeast power market consists of Louisiana, Mississippi, Tennessee, Alabama, Georgia, Arkansas, northwest Florida and east Texas. State public utilities commissions and state assemblies within the southeast power market have been slower than other parts of the country to restructure the electricity industry. Most states in the southeast power market, including Louisiana, have decided not to pursue retail competition immediately, deciding instead to observe the impact of direct retail access on other states that have taken a more aggressive approach towards restructuring. Texas is the only state in the southeast power market that is has implemented industry restructuring legislation.

      The southeast power market is currently a “bilateral market” functioning without an independent system operator, a power pool or a price exchange. Therefore, all scheduling, coordination and market pricing are determined on a control area basis by each market entity rather than by a single pool market clearing house.

Significant Customers

      Cajun Electric was a rural electric generation and transmission cooperative formed in 1962 and was wholly-owned by its members, the distribution cooperatives. The distribution cooperatives purchased their electric energy requirements from Cajun Electric for more than 20 years under long-term, all requirements power supply agreements. Following NRG South Central’s acquisition of the Cajun facilities, all 11 of the distribution cooperatives continued to purchase their electric energy requirements from Louisiana Generating. For the years ended December 31, 2002 and 2001, revenues derived from agreements with the distribution cooperatives accounted for approximately 72.6% and 70.9% of NRG South Central’s total revenues, respectively. In total, NRG South Central derived approximately 80.8% and 78.4% of its revenues for the years ended December 31, 2002 and 2001, from long-term, all-requirements power supply agreements with the distribution cooperatives and other wholesale customers.

      During 2002, two customers accounted for 32.8% of NRG South Central’s gross revenues, Southwest Louisiana Electric Membership Corporation (16.9%) and Dixie Electric Membership Corporation (15.9%). During 2001, two customers accounted for 32.1% of NRG South Central’s gross revenues, Southwest Louisiana Electric Membership Corporation (16.4%) and Dixie Electric Membership Corporation (15.7%).

Employees

      As of December 31, 2002, Louisiana Generating had 197 union and 134 non-union employees. With respect to union employees, all such employees are covered by current labor agreements with either the United Steelworkers of America or the International Brotherhood of Electrical Workers. These agreements were renewed in March 2001 and expire April 1, 2006. No significant labor stoppages or disputes have been experienced by NRG South Central. NRG South Central does not have any employees.

Seasonality and Price Volatility

      Annual and quarterly operating results can be significantly affected by weather and price volatility. Significant other events, such as the war in Iraq and the precipitous decline in natural gas inventories and productive capacity, have combined to increase fuel and power price volatility.

Sources and Availability of Raw Materials

      NRG South Central’s raw material requirements primarily include various forms of fossil fuel energy sources, including natural gas and coal. NRG South Central obtains its natural gas and coal from multiple sources and availability is generally not an issue, although localized shortages can and do occur. The prices of natural gas and coal are subject to macro- and micro-economic forces that can change dramatically in both the short term and the long term. For example, the prices of natural gas and oil have been particularly high during the winter of 2002-2003 due to weather volatility and geo-political uncertainty in the Middle East. Natural gas and coal represented approximately 54.4% of NRG South Central’s cost of operations during the year ended December 31, 2002.

Coal Supplier and Transporters

      Louisiana Generating has a coal supply agreement with Triton Coal for a term of five years, which began in March 2000. Triton Coal headquartered in Gillette, Wyoming, operates two coal mines in the Powder River Basin in Wyoming.

      Louisiana Generating has a coal transportation agreement with Burlington Northern and Santa Fe Railway and American Commercial Marine Services Company (ACMSC) for a term of five years, which began in March 2000. Burlington Northern and Santa Fe Railway, headquartered in Fort Worth, Texas, transport a variety of manufacturing, agricultural and natural resource commodities, chemicals, consumer and food products, and motor vehicles and automotive parts. ACMSC, headquartered in Jeffersonville, Indiana, is a general cargo stevedore and warehousing logistics specialist which operates a bulk dry cargo and liquid barge line, and terminal offering rail and truck trans-loading for a variety of commodities including steel, paper, lumber and coal. ACMSC filed for Chapter 11 bankruptcy protection in February 2003 and is currently operating as a debtor in possession under bankruptcy. Louisiana Generating cannot determine the impact of this bankruptcy on Louisiana Generating at this time.

Natural Gas Supply

      The Cajun facilities include a 17.5 mile natural gas pipeline with interconnections to Bridgeline Gas Distribution LLC, Acadian Gas Pipeline System and Texas Eastern Transmission Corporation. Under the power sales agreement, NRG Power Marketing may acquire natural gas and gas transportation rights for NRG South Central’s benefit.

Cautionary Statement Regarding Forward-Looking Information

      The information presented in this annual report includes forward-looking statements in addition to historical information. These statements involve known and unknown risks and relate to future events, or projected business results. In some cases forward-looking statements may be identified by their use of such words as “may,” “expects,” “plans,” “anticipates,” “contemplates,” “believes,” and similar terms. Forward-looking statements are only predictions or expectations and actual results may differ materially from the expectations expressed in any forward-looking statement. While NRG South Central believes that the expectations expressed in such forward-looking statements are reasonable, NRG South Central can give no assurances that these expectations will prove to have been correct. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

•	The possibility of a bankruptcy filing in the near future, either by NRG South Central, NRG Energy and/or one or more of its other subsidiaries, the entry of an order for relief by the Minnesota Bankruptcy Court in respect of a pending involuntary Chapter 11 petition in that court with respect to NRG Energy, or the filing of an involuntary bankruptcy petition in another court by a requisite number of creditors of NRG South Central, NRG Energy or any other subsidiary, as the case may be;

•	NRG Energy’s ability or the ability of any of its subsidiaries to reach agreements with its lenders, creditors and other stakeholders regarding a comprehensive restructuring of NRG Energy;

•	Cost and other effects of legal and administrative proceedings, settlements, investigations and claims;

•	NRG Energy’s ability to sell assets in the amounts and on the time table assumed;

•	General economic conditions including inflation rates and monetary exchange rate fluctuations; the risk of a significant slowdown in growth in the U.S. economy or risk of delay in growth recovery in the U.S. as a consequence of the September 11, 2001 terrorist attacks and other factors;

•	The effect on the U.S. economy as a consequence of an invasion of Iraq and other potential actions relating to the U.S. government’s efforts to suppress terrorism;

•	Trade, monetary, fiscal, taxation, and environmental policies of governments, agencies and similar organizations in geographic areas where NRG South Central has a financial interest;

•	Customer business conditions including demand for their products or services and supply of labor and materials used in creating their products and services;

•	Customer financial conditions, including solvency and the ability to pay invoices when due and the outcome of the bankruptcy filing by American Commercial Marine Services Company.

•	Financial or regulatory accounting principles or policies imposed by the Financial Accounting Standards Board, the Securities and Exchange Commission, the Federal Energy Regulatory Commission and similar entities with regulatory oversight;

•	Factors affecting the availability or cost of capital such as changes in: interest rates; market perceptions of the power generation industry, the NRG South Central or its subsidiary; or credit ratings;

•	Inability of NRG South Central to adequately control or hedge against commodity price volatility due to constraints or limitations on available working capital or market credit.

•	Factors affecting power generation operations such as unusual weather conditions; catastrophic weather-related damage; unscheduled generation outages, maintenance or repairs; unanticipated changes to fossil fuel, or gas supply costs or availability due to higher demand, shortages, transportation problems or other developments; environmental incidents; or electric transmission or gas pipeline system constraints;

•	Employee workforce factors including loss or retirement of key executives, collective bargaining agreements with union employees, or work stoppages;

•	Volatility of energy prices in a deregulated market environment:

•	Increased competition in the power generation industry;

•	Cost and other effects of legal and administrative proceedings, settlements, investigations and claims;

•	Technological developments that result in competitive disadvantages and create the potential for impairment of existing assets;

•	Limitations on NRG South Central’s ability to control projects in which NRG South Central has less than 100% interest;

•	Limited operating history at recently acquired or constructed projects provide only a limited basis for management to project the results of future operations;

•	Risks associated with timely completion of projects under construction, including obtaining competitive commercial agreements, obtaining regulatory and permitting approvals, local opposition, construction delays and other factors beyond NRG South Central’s control;

•	Factors associated with various investments including competition, operating risks, dependence on certain suppliers and customers, and environmental and energy regulations;

•	Changes in government regulation or the implementation of new government regulations, or the outcome of any litigation which could adversely affect the continued deregulation of the electric industry;

•	Changes in market design or implementation of rules that affect NRG South Central’s ability to transmit or sell power in any market.

•	Other business or investment considerations that may be disclosed from time to time in NRG South Central’s Securities and Exchange Commission filings or in other publicly disseminated written documents.

      NRG South Central’s undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors that could cause NRG South Central’s actual results to differ materially from those contemplated in any forward-looking statements included in this Form 10-K should not be construed as exhaustive.

Item 2 —	Properties

      Listed below are descriptions of NRG South Central’s interests in facilities and operations as of December 31, 2002:

Competitive Power Production Facilities

	Earlier of
	Commercial	Net
	Operation	Capable
	or Date of	Capacity	Percentage
Name and Location of Facility	Acquisition	(MW)	Ownership	Fuel Type	Dispatch Type

Big Cajun I
Unit 1	1972	110	100%	Natural Gas	Intermediate/Peaking
Unit 2	1972	110	100%	Natural Gas	Intermediate/Peaking
Big Cajun II
Unit 1	1981	580	100%	Coal	Base Load
Unit 2	1981	575	100%	Coal	Base Load
Unit 3	1983	334	58%	Coal	Base Load
Sterlington	2000	202	100%	Natural Gas	Peaking
Big Cajun I Peaking	2001	238	100%	Natural Gas	Peaking
Bayou Cove	2002	320	100%	Natural Gas	Peaking

Other Facilities

      NRG New Roads Holdings LLC owns certain assets acquired in conjunction with the purchase of the Cajun facilities, including land, mineral rights and a 540 MW General Electric steam turbine generator.

Item 3 — Legal Proceedings

Pointe Coupee Parish Police Jury and Louisiana Generating, LLC v. United States Environmental Protection Agency and Christine Todd Whitman, Administrator, Adversary Proceeding No. 02-61021 on the docket of the United States Court of Appeals for the Fifth Circuit

      On December 2, 2002, a Petition for Review was filed to appeal the United States Environmental Protection Agency’s approval of the Louisiana Department of Environmental Quality’s (“DEQ”) revisions to the Baton Rouge State Implementation Plan (“SIP”). Pointe Coupee and NRG Energy’s subsidiary, Louisiana Generating, object to the approval of SIP Section 4.2.1. Permitting NOx Sources that purports to require DEQ to obtain offsets of major increases in emissions of nitrogen oxides (NOx) associated with major modifications of existing facilities or construction of new facilities both in the Baton Rouge Ozone Nonattainment Area and in four adjoining attainment parishes referred to as the Region of Influence, including Pointe Coupee Parish. The plaintiffs’ challenge is based on DEQ’s failure to comply with Administrative Procedures Act requirements related to rulemaking and EPA’s regulations which prohibit EPA from approving a SIP not prepared in accordance with state law. The court granted a sixty (60) day stay of this proceeding on February 25, 2003 to allow the parties to conduct settlement discussions. At this time, NRG Energy is unable to predict the eventual outcome of this matter or the potential loss contingencies, if any, to which the Company may be subject.

In the Matter of Louisiana Generating, LLC, Adversary Proceeding No. 2002-1095 1-EQ on the docket of the Louisiana Division of Administrative Law.

      During 2000, DEQ issued a Part 70 Air Permit modification to Louisiana Generating to construct and operate two 240 MW natural gas-fired turbines. The Part 70 Air Permit set emissions limits for the criteria air pollutants, including NOx, based on the application of Best Available Control Technology (“BACT”). The BACT limitation for NOx was based on the guarantees of the manufacturer, Siemens-Westinghouse. Louisiana Generating sought an interim emissions limit to allow Siemens-Westinghouse time to install additional control equipment. To establish the interim limit, DEQ issued a Compliance Order and Notice of Potential Penalty, No. AE-CN-02-0022, on September 8, 2002, which is, in part, subject to the referenced administrative hearing. DEQ alleged that Louisiana Generating did not meet its NOx emissions limit on certain days, did not conduct all opacity monitoring and did not complete all record keeping and certification requirements. Louisiana Generating intends to vigorously defend certain claims and any future penalty assessment, while also seeking an amendment of its limit for NOx. An initial status conference has been held with the Administrative Law Judge and quarterly reports will be submitted to describe progress, including settlement and amendment of the limit. In addition, NRG Energy may assert breach of warranty claims against the manufacturer. With respect to the administrative action described above, at this time NRG Energy is unable to predict the eventual outcome of this matter or the potential loss contingencies, if any, to which the Company may be subject.

NRG Sterlington Power, LLC

      During 2002, NRG Sterlington conducted a review of the Sterlington Power Facility’s Part 70 Air Permit obtained by the facility’s former owner and operator, Koch Power, Inc. Koch had outlined a plan to install eight 25 megawatt (MW) turbines to reach a 200 MW limit in the permit. Due to the inability of several units to reach their nameplate capacity, Koch determined that it would need additional units to reach the electric output target. In August 2000, NRG Sterlington acquired the remaining interests in the facility not originally held on a passive basis and sought the transfer of the Part 70 Air Permit along with a modification to incorporate two 17.5 MW turbines installed by Koch and to increase the total number of turbines to ten. The permit modification was issued February 13, 2002. During further review, NRG Sterlington determined that a ninth unit had been installed prior to issuance of the permit modification. In keeping with its environmental policy, it disclosed this matter to DEQ during April, 2002. Additional information was provided during July 2002. As DEQ has not acted to date to institute an enforcement proceeding, NRG Energy suspects that it may not. However, as it is not time barred from doing so, NRG Energy is unable at this time to predict the eventual outcome or potential loss contingencies, if any, to which the Company may be subject.

NRG Energy Credit Defaults

      NRG Energy and various of its subsidiaries are in default under various of their credit facilities, financial instruments, construction agreements and other contracts, which have given rise to liens, claims and contingencies against them and may in the future give rise to additional liens, claims and contingencies against them. In addition, NRG Energy and various of its subsidiaries have entered into various guarantees, equity contribution agreements, and other financial support agreements with respect to the obligations of their affiliates, which have given rise to liens, claims and contingencies against them and may in the future give rise to additional liens, claims and contingencies against the party or parties providing the financial support. NRG Energy cannot at this time predict the outcome or financial impact of these matters.

      There are no other material legal proceedings pending, to which NRG South Central or any of its subsidiaries are a party. There are no other material legal proceedings to which an officer or director is a party or has a material interest adverse to NRG South Central or its subsidiaries. There are no other material administrative or judicial proceedings arising under environmental quality or civil rights statutes pending or known to be contemplated by governmental agencies to which NRG South Central is or would be a party.

Item 4 —	Submission of Matters to a Vote of Security Holders

      No matters were considered during the year ended December 31, 2002.

PART II

Item 5 —	Market for the Registrant’s Common Equity and Related Stockholder Matters

Quarterly Stock Data

      There is no established public market for the common equity of NRG South Central.

Holders

      NRG Central, Inc. owns 50% of the outstanding equity interests of NRG South Central Generating LLC and South Central Generation, Inc. owns 50% of the outstanding equity interests of NRG South Central Generating LLC. NRG Central, Inc. and South Central Generation, Inc. are each wholly-owned subsidiaries of NRG Energy, Inc.

Distributions on Common Equity

      NRG South Central has not paid and does not currently intent to distribute any earnings as distributions.

Item 6 —	Selected Financial Data

      The following table presents selected financial data of NRG South Central. This historical data should be read in conjunction with the Consolidated Financial Statements and the related notes thereto in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	Year Ended December 31,		For the Period
			March 30, 2000 (Inception)
	2002	2001	through December 31, 2000

	(In thousands)
Total operating revenues and equity
Earnings	$396,720	$396,960	$309,063
Total operating costs and expenses	494,577	313,998	227,941
Net (Loss)/ Income	(171,874)	10,108	26,016
Total Assets	1,400,344	1,341,279	1,207,376
Long-term debt, including current
Maturities	750,750	763,500	788,750

Item 7 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Due to the factors discussed below, as well as other matters discussed herein, NRG South Central’s financial condition has deteriorated significantly in the recent past. See “Liquidity” below. As a result, NRG South Central does not contemplate that it will have sufficient funds to make required principal and interest payments on its corporate debt, which means that NRG South Central will remain in default of the various corporate level debt obligations discussed more fully herein including the secured NRG South Central Generating LLC bonds. In the absence of a consensual plan of reorganization, it is highly likely that NRG South Central, in conjunction with NRG Energy, will be required to commence a voluntary chapter 11 bankruptcy proceeding to allow it to implement its own plan of reorganization. The commencement of a voluntary chapter 11 bankruptcy proceeding without a consensual plan of reorganization will increase the possibility of a prolonged bankruptcy proceeding.

Industry Dynamics

      An unregulated merchant power company in the United States can be characterized in two ways, as a generator or as an energy merchant, with some companies having characteristics of both. In the United States, generators are either outgrowths of regulated utilities, developers or are independent aggregators of plants divested by utilities. Generators have grown through acquisitions or the construction of new power plants. Energy merchants have emphasized risk management and trading skills over the ownership of physical assets. Energy deregulation paved the way for development of these companies, with utilities in some regions forced to sell off some of their generating capacity and buy electricity on the wholesale market or through power procurement agreements.

      Both generators and energy merchants prospered in the late 1990’s. Starting in 1999, however, a number of factors began to arise which had a negative effect on the business model for merchant power companies. These factors included:

      California — When California restructured its electricity industry in the mid-1990’s, it required utilities to sell generation assets and buy electricity on the wholesale spot market, without the stability of long-term contracts. At the time, California had adequate supplies of power, but the State of California was experiencing unusually high electricity demand growth while new capacity additions were not keeping pace. Supply began to lag behind demand, and previously moderate weather gave way to dryer conditions, reducing hydroelectric supply. Shortages and blackouts ensued in 1999 and 2000. Meanwhile, as wholesale electricity prices moved higher, utilities were not allowed to pass higher costs on to consumers under California’s regulatory regime. Unable to bear the financial burden, PG&E sought Chapter 11 protection and California took over the role of procuring electricity for the utilities. Politicians have criticized the electricity generators and the energy merchants, accusing them of improperly manipulating supply, demand and prices. Merchant power companies in California are now embroiled in protracted litigation with California and private parties, which is discouraging new investment.

      Economy — The United States economy, already headed towards a recession by mid-2001, suffered a heavy blow on September 11, 2001. This, along with a decrease in economically driven electricity demand, exacerbated the drop in stock valuations of the energy merchants. Other regions of the world economy have suffered problems as well, which has exposed companies with international assets to losses based on severe currency fluctuations.

      Weather — On the whole, the summer of 2001, the winter of 2001/ 2002 and the summer of 2002 were mild in the United States. This together with excessive new construction in many markets has driven down energy prices significantly.

      Enron — The bankruptcy of Enron has devastated the merchant power industry. The public and political perception created by Enron put a stigma on the industry, drove investors away and increased scrutiny of the industry. Enron also played a key role in the energy trading markets, providing a widely used electronic trading platform that accounted for an enormous amount of trading volume. No other company has stepped in to fill this role, and as a result the electricity markets have become far less efficient and liquid.

      Credit ratings — The credit rating agencies were sharply criticized for not foreseeing Enron’s problems. As a result, the agencies have been quick to scrutinize the rest of the industry, and have tightened their criteria for creditworthiness. The agencies have downgraded most, if not all, of the industry participants. Many of these downgrades were severe — ratings at times were dropped several notches at once, or dropped more than once in a span of weeks. This has resulted in most of the energy companies, generators and merchants having non-investment grade credit ratings at this time.

      Oversupply — As wholesale electricity prices and market liquidity increased in the late 1990’s the industry went on a building boom. Through 2001 capital was readily available for the industry, encouraging companies to build new generation facilities. The years 2000 and 2001 saw record megawatt capacity additions in the United States, and record years were on the horizon for 2002 and 2003. Even with steady economic growth this would have created an oversupply of generation. Limited economic growth and recession have exacerbated the oversupply situation.

Results of Operations

For the Year Ended December 31, 2002 compared to the Year Ended December 31, 2001

	Year Ended		Year Ended
	December 31, 2002		December 31, 2001

(Millions of Dollars)		% of revenue		% of revenue	Increase/(decrease)

Operating Revenue and equity earnings	$396.7	100.0%	$397.0	100.0%	$(0.3)	(0.1%)

Coal	132.1	33.3%	129.4	32.6%	2.7	2.1%
Natural Gas	9.9	2.5%	6.2	1.5%	3.7	59.7%
Other Fuels	0.9	0.2%	1.1	0.3%	(0.2)	(18.2%)
Purchased Energy	77.5	19.5%	94.0	23.7%	(16.5)	(17.6%)

Fuel Expense	220.4	55.5%	230.7	58.1%	(10.3)	(4.5%)

Labor and benefits	15.2	3.8%	15.7	4.0%	(0.5)	(3.2%)
Parts and supplies	24.4	6.2%	21.0	5.3%	3.4	16.2%
Property taxes	2.4	0.6%	9.2	2.3%	(6.8)	(73.9%)

Operations and maintenance	42.0	10.6%	45.9	11.6%	(3.9)	(8.5%)

Cost of operations	262.4	66.1%	276.6	69.7%	(14.2)	(5.1%)
Depreciation and amortization	36.0	9.1%	29.9	7.5%	6.1	20.4%
General and administrative	7.9	2.0%	7.6	1.9%	0.3	3.9%
Special charges	139.9	35.3%	—	0.0%	139.9	100%
Sale of Equity Investments	48.4	12.2%	—	0.0%	48.4	100%
Interest	74.9	18.9%	72.7	18.3%	2.2	3.0%
Other (income) expense	(0.9)	(0.2%)	0.1	0.0%	(1.0)	(1,000.0%)

Net (Loss) Income	$(171.9)	(43.3%)	$10.1	2.5%	$(182.0)	(1,802.0%)

     Operating Revenues

      The revenue amounts consisted primarily of revenue from sales under long-term agreements. The decrease in revenues for 2002 compared to 2001 is primarily due to lower merchant power sales caused by lower demand and spark spreads and lower capacity sales under co-op contracts offset by increased capacity sales at Sterlington and the addition of Bayou Cove.

     Operating Costs and Expenses

      Cost of operations consists of expenses for fuel, plant operations and maintenance and net losses on non-hedge energy contracts. The decrease in cost of operations for 2002 compared to 2001 is primarily due to a decrease in purchased energy costs. NRG South Central typically buys electricity to fulfill its obligations to customers, if it is more economical than producing electricity. The adverse change in overall market conditions greatly decreased the cost per kilowatt hour purchased. The decrease in fuel expense is offset by an increase in operating expenses due to a full year of operation at Big Cajun I and the addition of Bayou Cove.

Depreciation and Amortization

      The increase in depreciation expense for 2002 compared to 2001 is due to a full year of depreciation at Sterlington and Big Cajun I Peaking and the addition of Bayou Cove.

General and Administrative Expense

      NRG South Central entered into an agreement with NRG Energy for corporate support and services. Under the agreement, NRG Energy will provide services, as requested, in areas such as human resources, accounting, finance, treasury, tax, office administration, information technology, engineering, construction management, environmental, legal and safety. General and administrative expense include payments to NRG Energy for corporate services, cost for legal and other contract services, expenses related to office administration, as well as costs for employee benefits. The increase in general and administrative expense for 2002 compared to 2001 is primarily due to financial consulting fees incurred in the fourth quarter of 2002.

Special Charges

      During the third quarter of 2002, NRG South Central experienced credit rating downgrades, defaults under certain credit agreements, increased collateral requirements and reduced liquidity. NRG South Central applied the provisions of SFAS No. 144 to the asset carrying values of its projects factoring in the probability of different courses of action available to NRG South Central given its financial position and liquidity constraints significantly affected by NRG South Central’s downgrade at the end of July 2002. In applying those provisions, NRG South Central’s management compared the asset carrying value to total future estimated undiscounted cash flows related to those projects. As a result, NRG South Central determined that Bayou Cove Peaking Power, a wholly-owned subsidiary of NRG Bayou Cove, and the turbine generator held at NRG South Central’s New Roads Holdings subsidiary, became impaired during the third quarter of 2002 and should be written down to fair market value. The impairment of $138.6 million was recognized as special charges in the third quarter of 2002 statement of operations, as restated during fourth quarter of 2002. See Item 15 — Notes 3 and 18 to the Consolidated Financial Statements and Notes of this Form 10-K for additional information.

      In addition to asset impairment charges, NRG South Central incurred $1.4 million of expected severance costs associated with the combining of various functions and restructuring costs consisting of advisor fees. These costs were also recorded as special charges.

Sale of Equity Method Investments

      In September 2002, NRG Energy agreed to sell its indirect 50% interest in SRW Cogeneration LP (SRW), to its partner in SRW, Conoco, Inc. in consideration for a nominal amount and Conoco’s agreement to terminate or assume all of the obligations of NRG Energy in relation to SRW. SRW owns a cogeneration facility in Orange County, Texas. NRG South Central recorded a charge of approximately $48 million during the quarter ended September 30, 2002 to write down the carrying value of its investment due to the pending sale. The sale closed on November 5, 2002.

Interest Expense

      The increase in interest expense for 2002 compared to 2001 is primarily due to the increase in debt as a result of the financing of Bayou Cove. See Item 15 — Note 6 to the Consolidated Financial Statements and Notes of this Form 10-K for additional information.

For the Year Ended December 31, 2001 compared to the Year Ended December 31, 2000

      This analysis will primarily compare NRG South Central’s revenue and expense items for the 12 months ended December 31, 2001 with the 3 months ended March 30, 2000 (predecessor results of operations) combined with the 9 months ended December 31, 2000 (successor results of operations).

	Year Ended		Year Ended
	December 31, 2001		December 31, 2000

(Millions of Dollars)		% of revenue		% of revenue	Increase/(decrease)

Operating Revenue and equity earnings	$397.0	100.0%	$386.5	100.0%	$10.5	2.7%

Coal	129.4	32.6%	131.9	34.1%	(2.5)	(1.9%)
Natural Gas	6.2	1.5%	10.8	2.8%	(4.6)	(42.6%)
Other Fuels	1.1	0.3%	0.9	0.2%	0.2	22.2%
Purchased Energy	94.0	23.7%	76.3	19.7%	17.7	23.2%

Fuel Expense	230.7	58.1%	219.9	55.9%	10.8	4.9%

Labor and benefits	15.7	4.0%	14.2	3.7%	1.5	10.6%
Parts and supplies	21.0	5.3%	20.0	5.2%	1.0	5.0%
Property taxes	9.2	2.3%	6.2	1.6%	3.0	48.4%

Operations and maintenance	45.9	11.6%	40.4	10.5%	5.5	13.6%

Cost of operations	276.6	69.7%	260.3	67.3%	16.3	6.3%
Depreciation and amortization	29.9	7.5%	30.4	7.9%	(0.5)	(1.6%)
General and administrative	7.6	1.9%	8.0	2.1%	(0.4)	(5.0%)
Interest	72.7	18.3%	56.0	14.5%	16.7	29.8%
Other (income) expense	0.1	0.0%	(1.4)	(0.4%)	1.5	107.1%

Net (Loss) Income	$10.1	2.5%	$33.2	8.6%	$(23.1)	(69.6%)

Operating Revenues

      The revenue amounts consisted primarily of revenue from sales under long-term agreements for both years. The increase in revenue for 2001 compared to 2000 is due primarily to a 0.4% increase MWh’s sold which were partially offset by a decrease in contracted sales.

Operating Costs and Expenses

      Cost of operations consist of expenses for fuel, plant operations and maintenance, and net losses on non-hedge energy contracts. The increase in fuel expense for 2001 compared to 2000 is due primarily to a slight increase in coal and gas per MWh cost.

Depreciation and Amortization

      This expense primarily relates to the acquisition costs of the Cajun facilities, which are being depreciated over twenty-five to forty years.

General and Administrative Expense

      NRG South Central entered into an agreement with NRG Energy for corporate support and services. Under the agreement, NRG Energy will provide services, as requested, in areas such as human resources, accounting, finance, treasury, tax, office administration, information technology, engineering, construction management, environmental, legal and safety. General and administrative expense include payments to NRG

Energy for corporate services, costs for legal and other contract services, expenses related to office administration, as well as costs for employee benefits.

Interest Expense

      Interest expense relates to the amortization of deferred finance costs and interest on the senior secured bonds issued to finance the acquisition of the Cajun facilities.

Critical Accounting Policies and Estimates

      NRG South Central’s discussion and analysis of its financial condition and results of operations are based upon NRG South Central’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements and related disclosures in compliance with generally accepted accounting principles (GAAP) requires the application of appropriate technical accounting rules and guidance as well as the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. The application of these policies necessarily involves judgments regarding future events, including the likelihood of success of particular projects, legal and regulatory challenges. These judgments, in and of themselves, could materially impact the financial statements and disclosures based on varying assumptions, which may be appropriate to use. In addition, the financial and operating environment also may have a significant effect, not only on the operation of the business, but on the results reported through the application of accounting measures used in preparing the financial statements and related disclosures, even if the nature of the accounting policies have not changed.

      On an ongoing basis, NRG South Central evaluates its estimates utilizing historic experience, consultation with experts and other methods NRG South Central considers reasonable in particular circumstances. In any case, actual results may differ significantly from NRG South Central’s estimates. Any effects on NRG South Central’s business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

      NRG South Central’s significant accounting policies are summarized in Item 15 — Note 2 of the Consolidated Financial Statements. The following table identifies certain of the significant accounting policies listed in Item 15 — Note 2 of the Consolidated Financial Statements. The table also identifies the judgments required and uncertainties involved in the application of each. These policies, along with the underlying assumptions and judgments made by NRG South Central’s management in their application, have a significant impact on NRG South Central’s consolidated financial statements. NRG South Central identifies its most critical accounting policies as those that are the most pervasive and important to the portrayal of NRG South Central’s financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain.

Accounting Policy	Judgments/Uncertainties Affecting Application

Capitalization Practices/ Purchase Accounting	• Determination of beginning and ending of capitalization periods • Allocation of purchase prices to identified assets
Asset Valuation and Impairment	• Recoverability of investment through future operations
• Regulatory and political environments and requirements
• Estimated useful lives of assets
• Environmental obligations and operational limitations
• Estimates of future cash flows
• Estimates of fair value
• Judgment about triggering events

Accounting Policy	Judgments/Uncertainties Affecting Application

Revenue Recognition	• Customer/counter-party dispute resolution practices
• Market maturity and economic conditions • Contract interpretation
Uncollectible Receivables	• Economic conditions affecting customers, counter parties, suppliers and market prices
• Regulatory environment and impact on customer financial condition
• Outcome of litigation and bankruptcy proceedings
Derivative Financial Instruments	• Market conditions in the energy industry, especially the effects of price volatility on contractual commitments
• Assumptions used in valuation models
• Counter party credit risk
• Regulatory and political environments and requirements
Litigation Claims and Assessments	• Impacts of court decisions • Estimates of ultimate liabilities arising from legal claims

      Of all of the accounting policies identified in the above table, NRG South Central believes that the following policies and the application thereof to be those having the most direct impact on NRG South Central’s financial position and results of operations.

     Capitalization Practices and Purchase Accounting

      As of December 31, 2002, NRG South Central has a carrying value of approximately $1.1 billion of net property, plant and equipment, $1.0 million of which is under construction, representing approximately 81% of total assets. These amounts represent the estimated fair values at the date of acquisition and construction. These estimates may be adjusted based upon completion of certain procedures including third party valuations.

      For those assets that were or are being constructed by NRG South Central, the carrying value reflects the application of NRG South Central’s property, plant and equipment policies which incorporate estimates, assumptions and judgments by management relative to the capitalized costs and useful lives of NRG South Central’s generating facilities. Interest incurred on funds borrowed to finance projects expected to require more than three months to complete is capitalized. Capitalization of interest is discontinued when the asset under construction is ready for its intended use or when construction is terminated. Capitalized interest was approximately $6.3 million in 2002. Development costs and capitalized project costs include third party professional services, permits, and other costs which are incurred incidental to a particular project. Such costs are expensed as incurred until an acquisition agreement or letter of intent is signed, and the project has been approved by NRG South Central’s Management Committee. Additional costs incurred after this point are capitalized. When a project begins operation, previously capitalized project costs are reclassified to equity investments in affiliates or property plant and equipment and amortized on a straight-line basis over the lesser of the life of the project’s related assets or revenue contract period. Capitalized costs are charged to expense if a project is abandoned or management otherwise determines the cost to be unrecoverable.

     Impairment of Long Lived Assets

      NRG South Central evaluates property, plant and equipment and intangible assets for impairment whenever indicators of impairment exist. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset, through considering project specific assumptions for long-term power pool prices, escalated future project operating costs and expected plant operations. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets by factoring in the probability weighting of different courses of action available to NRG South Central. Generally, fair value will be determined using valuation techniques such as the present value of expected future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell. As of December 31, 2002, net income from continuing operations was reduced by $138.6 million due to impairments recorded in 2002. Asset impairment evaluations are, by nature highly subjective.

     Revenue Recognition and Uncollectible Receivables

      NRG South Central is primarily an electric generation company, operating a portfolio of majority-owned electric generating plants and certain plants in which its ownership is 50% or less which are accounted for under the equity method of accounting. Revenues from the sale of electricity are recorded based upon the output delivered and capacity provided at rates specified under contract terms or prevailing market rates. Under fixed-price contracts, revenues are recognized as products or services are delivered. Revenues and related costs under cost reimbursable contract provisions are recorded as costs are incurred. Anticipated future losses on contracts are charged against income when identified. NRG South Central uses the equity method of accounting to recognize its pro rata share of the net income or loss of its unconsolidated investments. NRG South Central continually assesses the collectibility of its receivables, and in the event it believes a receivable to be uncollectible, an allowance for doubtful accounts is recorded or, in the event of a contractual dispute, the receivable and corresponding revenue may be considered unlikely of recovery and not recorded in the financial statements until management is satisfied that it will be collected.

     Derivative Financial Instruments

      In January 2001, NRG South Central adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 requires NRG South Central to record all derivatives on the balance sheet at fair value. Changes in the fair value of non-hedge derivatives are immediately recognized in earnings. Changes in the fair value of derivatives accounted for as hedges are either recognized in earnings as an offset to the changes in the fair value of the related hedged assets, liabilities and firm commitments or for forecasted transactions, deferred and recorded as a component of accumulated other comprehensive income (OCI) until the hedged transactions occur and are recognized in earnings. NRG South Central primarily applies SFAS No. 133 to long-term power sales contracts, long-term gas purchase contracts and other energy related commodities financial instruments used to mitigate variability in earnings due to fluctuations in spot market prices, hedge fuel requirements at generation facilities and protect investments in fuel inventories. SFAS No. 133 also applies to interest rate swaps. The application of SFAS No. 133 results in increased volatility in earnings due to the impact market prices have on the market positions and financial instruments that NRG South Central has entered into. In determining the fair value of these derivative/financial instruments NRG South Central uses estimates, various assumptions, judgment of management and when considered appropriate third party experts in determining the fair value of these derivatives.

Off Balance-Sheet Items

      As of December 31, 2002, NRG South Central does not have any significant relationships with structured finance or special purpose entities that provide liquidity, financing or incremental market risk or credit risk.

Liquidity and Capital Resources

     Liquidity Issues of NRG Energy and it Subsidiaries — Current Status and Chain of Events

      In December 2001, Moody’s Investor Service (Moody’s) placed NRG Energy’s long-term senior unsecured debt rating on review for possible downgrade. In response, Xcel Energy and NRG Energy put into effect a plan to preserve NRG Energy’s investment grade rating and improve its financial condition. This plan included financial support to NRG Energy from Xcel Energy; marketing certain NRG Energy assets for sale; canceling and deferring capital spending; and reducing corporate expenses.

      In response to a possible downgrade, during 2002, Xcel Energy contributed $500 million to NRG Energy, and NRG Energy and its subsidiaries sold assets and businesses that provided NRG Energy in excess of $286 million in cash and eliminated approximately $432.0 million in debt. NRG Energy also cancelled or deferred construction of approximately 3,900 MW of new generation projects. On July 26, 2002, Standard & Poors’ (S&P) downgraded NRG Energy’s senior unsecured bonds to below investment grade, and three days later Moody’s also downgraded NRG Energy’s senior unsecured debt rating to below investment grade. Since July 2002, NRG Energy senior unsecured debt, as well as the secured NRG Northeast Generating LLC bonds and the secured NRG South Central Generating LLC bonds and Secured LSP Energy (Batesville) bonds were downgraded multiple times. After NRG Energy failed to make payments due under certain unsecured bond obligations on September 16, 2002, both Moody’s and S&P lowered their ratings on NRG Energy’s and its subsidiaries’ unsecured bonds once again. Currently, NRG Energy’s unsecured bonds carry a rating of between CCC and D at S&P and between Ca and C at Moody’s, depending on the specific debt issue.

      As a result of the downgrade of NRG Energy’s credit rating, declining power prices, increasing fuel prices, the overall down-turn in the energy industry, and the overall down-turn in the economy, NRG Energy has experienced severe financial difficulties. These difficulties have caused NRG Energy to, among other things, miss scheduled principal and interest payments due to its corporate lenders and bondholders, prepay for fuel and other related delivery and transportation services and provide performance collateral in certain instances. NRG Energy has also recorded asset impairment charges of approximately $3.1 billion, related to various operating projects as well as for projects that were under construction which NRG Energy has stopped funding.

      NRG Energy and its subsidiaries (including NRG South Central) have failed to timely make several interest and/or principal payments on its indebtedness. These missed payments have resulted in cross-defaults of numerous other non-recourse and limited recourse debt instruments of NRG Energy and have caused the acceleration of multiple debt instruments of NRG Energy, rendering such debt immediately due and payable. For more specific information regarding NRG Energy’s liquidity issues, refer to “Liquidity Issues” in Item 1 of Form 10-K filed by NRG Energy on March 31, 2003.

      In addition to the payment defaults described above, prior to the downgrades many corporate guarantees and commitments of NRG Energy and its subsidiaries required that they be supported or replaced with letter of credit or cash collateral within 5 to 30 days of a ratings downgrade below Baa3 or BBB- by Moody’s or Standard & Poor’s, respectively. As a result of the downgrades on July 26 and July 29, NRG Energy received demands to post collateral aggregating approximately $1.1 billion. NRG Energy is presently working with various secured project lender groups with respect to the issue of posting collateral and is working toward establishing a comprehensive plan of restructuring.

      In August 2002, NRG Energy retained financial and legal restructuring advisors to assist its management in the preparation of such comprehensive financial and operational restructuring. NRG Energy and its advisors have been meeting regularly to discuss restructuring issues with an ad hoc committee of its bondholders and a steering committee of its bank lenders (the Ad Hoc Creditors Committees). In November 2002, NRG Energy and Xcel Energy presented a comprehensive plan of restructuring to the Ad Hoc Creditors Committees. The restructuring plan has served as a basis for continuing negotiations between the Ad Hoc Creditors Committees, NRG Energy and Xcel Energy related to a consensual plan of reorganization for NRG Energy. If a comprehensive plan of restructuring is ultimately agreed to, it is highly probable that such a plan would be implemented through the commencement of a voluntary Chapter 11 bankruptcy proceeding. If NRG Energy seeks protection under Chapter 11 of the Bankruptcy Code, it is likely that NRG Energy would also seek such protection for certain wholly-owned subsidiaries, which may include NRG South Central. For more specific information regarding NRG Energy’s restructuring efforts, refer to “Liquidity Issues” in Item 1 of Form 10-K filed by NRG Energy on March 31, 2003.

      On November 22, 2002, five former NRG Energy executives filed an involuntary Chapter 11 petition against NRG Energy in U.S. Bankruptcy Court for the District of Minnesota. Under provisions of federal law, NRG Energy has the full authority to continue to operate its business as if the involuntary petition had not been filed unless and until a court hearing on the validity of the involuntary petition is resolved adversely to NRG Energy. On December 16, 2002, NRG Energy responded to the involuntary petition, contesting the petitioners’ claims and filing a motion to dismiss the case. On February 19, 2003, NRG Energy announced that it had reached a settlement with the petitioners. The U.S. Bankruptcy Court for the District of Minnesota will hear NRG Energy’s motion to approve the settlement and dismiss the involuntary petition. Two of NRG Energy’s creditors have objected to the motion to dismiss. There can be no assurance that the court will dismiss the involuntary petition. The Bankruptcy Court has discretion in the review and approval of the settlement agreement. There is a risk that the Bankruptcy Court may, among other things, reject the settlement agreement or enter an order for relief under Chapter 11.

      On March 26, 2003, Xcel Energy announced that its board of directors had approved a tentative settlement agreement with holders of most of NRG Energy’s long-term notes and the steering committee representing NRG’s bank lenders. The settlement is subject to certain conditions, including the approval of at least a majority in dollar amount of the NRG Energy bank lenders and long-term noteholders and definitive documentation. There can be no assurance that such approvals will be obtained. The terms of the settlement call for Xcel Energy to make payments to NRG Energy over the next 13 months totaling up to $752 million for the benefit of NRG Energy’s creditors in consideration for their waiver of any existing and potential claims against Xcel Energy. Under the settlement, Xcel Energy will make the following payments: (i) $350 million at or shortly following the consummation of a restructuring of NRG Energy’s debt. It is expected this payment would be made prior to year-end 2003; (ii) $50 million on January 1, 2004. At Xcel Energy’s option, it may fill this requirement with either cash or Xcel Energy common stock or any combination thereof; and (iii) $352 million in April 2004.

     NRG South Central Indebtedness and Liquidity Issues

      On March 30, 2000, NRG South Central issued $800 million of senior secured bonds in two tranches. The first tranche was for $500 million with a coupon of 8.962% and a maturity of 2016. The second tranche was for $300 million with a coupon of 9.479% and a maturity of 2024. Interest on the bonds is payable in arrears on each March 15 and September 15. Principal payments are made semi-annually. The proceeds of the bonds were used to finance NRG South Central’s acquisition of the Cajun generating facilities on March 31, 2000. On December 13, 2000, NRG South Central commenced an exchange offer of these bonds for registered bonds that contain similar terms and conditions. The exchange offer closed on January 19, 2001 with all bonds being exchanged. As of December 31, 2002 there remains $750.8 million of outstanding senior secured bonds, which are classified as current. NRG South Central Generating LLC secured bonds currently carry a rating of D at S&P and Caa1 at Moody’s.

      The debt agreements of NRG South Central generally restrict its ability to pay dividends, make distributions or otherwise transfer funds to NRG Energy under certain circumstances such as failure to maintain a required minimum debt service ratio. As of December 31, 2002, NRG South Central did not meet the minimum debt service coverage ratios, and therefore is restricted from making payments to NRG Energy.

      NRG South Central Generating is also precluded from making payments to NRG Energy due to unfunded debt service reserve accounts. Prior to the NRG Energy downgrades (see above), the debt service reserve accounts were funded with letters of guarantee from NRG Energy. Following the downgrade, these accounts were required to be funded with cash from NRG Energy within five to thirty days. The accounts were not funded with cash from NRG Energy within the respective cure period, and an event of default occurred, thereby giving the lenders the right to accelerate the project financings. As a result of this default, the long-term portion of the debt has been reclassified as a current liability, as it is potentially callable within the next twelve months. NRG South Central has approximately $46.0 million of unfunded debt service reserve commitments as March 31, 2003.

      NRG South Central and its subsidiaries have failed to timely make the following interest and/or principal payments on its indebtedness:

	Amount			Interest	Principal
Debt ($ in millions)	Issued	Rate	Maturity	Due	Due	Date Due

Debt (secured)
NRG South Central Generating LLC	$500.0	8.962%	3/15/2016	$20.2	$12.8	9/16/2002
	$500.0	8.962%	3/15/2016	—	$12.8	3/17/2003
NRG South Central Generating LLC	$300.0	9.479%	9/15/2024	$14.2	—	9/16/2002

      In January 2003, the NRG South Central bondholders unilaterally withdrew $35.6 million from a restricted revenue account relating to the September 15, 2002 interest payment and fees; and on March 17, 2003 South Central bondholders were paid $34.4 million due in relation to the March semi-annual interest payment, but the $12.8 million principal payment was deferred. As of March 31, 2003, NRG South Central had cash and cash equivalents, including amounts in restricted cash, of approximately $77.4 million.

      The assets of Big Cajun I Peaking, NRG Sterlington and NRG Bayou Cove have not been pledged as collateral under the NRG South Central Generating LLC secured bonds. The assets of Big Cajun I Peaking, NRG Sterlington and NRG Bayou Cove have, however, been pledged as collateral under the $325,000,000 Series A Floating Rate Senior Secured Bonds due 2019, issued by NRG Peaker Finance Company LLC (the “Peaker financing facility”). The Peaker financing facility is currently in default due to the triggering of its cross-default provisions upon NRG Energy’s default with respect to other debt instruments. At this point, the Peaker financing facility has not been accelerated by its creditors.

      As a part of the comprehensive restructuring of NRG Energy, NRG Energy’s financial and legal restructuring advisors have been assisting the management of NRG South Central in the preparation of a comprehensive financial and operational restructuring for NRG South Central. NRG South Central and its advisors have been meeting regularly to discuss restructuring issues relating to NRG South Central with an ad hoc committee of its bondholders (the NRG South Central Bondholder Committee). NRG South Central, its management and its financial and legal advisors have engaged in discussions with the NRG South Central Bondholder Committee regarding the terms and conditions of a restructuring of the debt of NRG South Central.

Cash Flows

	For the Year Ended December 31,

(Thousands of Dollars)	2002	2001	2000

Net cash provided by/(used in) operating Activities	$130,631	$(10,542)	$46,178

      Net cash provided by operations for the year ended December 31, 2002 increased in comparison to 2001, primarily due to NRG South Central’s efforts to conserve cash by deferring the payments of interest on bonds and credit facilities and managing its cash flows more closely. In addition, NRG South Central has deferred payments to affiliates. Net cash provided by operating activities decreased for the year ended December 31, 2001 in comparison to 2000, primarily due to adverse changes in working capital components.

	For the Year Ended December 31,

(Thousands of Dollars)	2002	2001	2000

Net cash used in investing activities	$(124,567)	$(8,866)	$(1,059,040)

      Net cash used in investing for the year ended December 31, 2002 increased in comparison to 2001. The increase is due to an increase in restricted cash to meet the requirements under debt service reserve commitments. Net cash used in investing activities for the year ended December 31, 2001 decreased in comparison to 2000. The decrease was due to reduced capital expenditures and the acquisition of the Cajun facilities in 2000.

	For the Year Ended December 31,

(Thousands of Dollars)	2002	2001	2000

Net cash (used in)/provided by financing activities	$(8,962)	$19,470	$1,016,008

      Net cash used in financing for the year ended December 31, 2002 increased in comparison to 2001. The increase is primarily due to the repayment of the revolving credit facility during 2002. Net cash provided by financing activities for the year ended December 31, 2001 decreased in comparison to 2000. The decrease is primarily due to less member contributions and lower proceeds received upon issuance of debt in 2001.

Capital Commitments

Prospective Capital Requirements

      Management forecasts capital expenditures, which includes minor refurbishments, environmental compliance and normal and major maintenance, to total approximately $10-$15 million in the year 2003. NRG South Central anticipates funding its ongoing capital requirements through operating cash flows and existing cash. NRG Energy’s capital expenditure program is subject to continuing review and modification. The timing and actual amount of expenditures may differ significantly based upon plant operating history, unexpected plant outages, changes in the regulatory environment, the availability of cash and restructuring efforts.

Contractual Obligations and Commercial Commitments

      NRG South Central has a variety of contractual obligations and other commercial commitments that represent prospective cash requirements in addition to its capital expenditure program. The following is a summarized table of contractual obligations. See additional discussion in Item 15 — Notes 6, 12 and 17 to the Consolidated Financial Statements.

	Payments Due by Period Subsequent to December 31, 2002

		Short	1-3	4-5	After
(Thousands of Dollars)	Total	Term	Years	Years	5 Years

Long term debt	$750,750	$750,750	$	$	$
Note payable — affiliate	105,491	105,491
Operating leases	672	$297	$172	$43	$160

Total contractual cash obligations	$856,913	$856,538	$172	$43	$160

	Amount of Commitment Expiration Period as of December 31, 2002

	Total
	Amounts	Short	1-3	4-5	After
(Thousands of Dollars)	Committed	Term	Years	Years	5 Years

Guarantees	$359,100	$359,100	$	$	$

Total commercial commitments	$359,100	$359,100	$	$	$

      NRG South Central guarantees the purchase and sale of fuel, emission credits and power generation to and from third parties in connection with the operation of some of NRG South Central’s generation facilities. As of December 31, 2002, NRG South Central’s obligations pursuant to its guarantees of the performance of its subsidiaries totaled approximately $39.7 million.

      In June 2002, NRG Peaker Finance Company LLC issued $325 million of secured bonds to make loans to affiliates which own natural gas fired “peaker” electric generating projects. As of December 31, 2002, $319.4 million remains outstanding. NRG Peaker Finance Company LLC advanced an unsecured loan in the amount of $107.4 million to Bayou Cove through a project loan agreement. The remaining $217.6 million was advanced to NRG Rockford LLC and Rockford II LLC, indirect wholly owned subsidiaries of NRG Energy, Inc. As of December 31, 2002, Bayou Cove had an intercompany loan outstanding in the amount of $105.5 million. The principal and interest payments, in addition to the obligation to pay fees and other finance expenses, in connection with the bonds are jointly and severally guaranteed by each of the three projects. As a result, NRG South Central’s obligation pursuant to its guarantee of the secured bonds is $319.4 million as of December 31, 2002.

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

Derivative Instruments

      The tables below disclose the derivative activities that include non-exchange traded contracts accounted for at fair value. Specifically, these tables disaggregate realized and unrealized changes in fair value; identifies changes in fair value attributable to changes in valuation techniques; disaggregates estimated fair values at December 31, 2002 based on whether fair values are determined by quoted market prices or more subjective means; and indicates the maturities of contracts at December 31, 2002.

Derivative Activity

Gains/(Losses)
(Thousands of dollars)	Total

Fair value of contracts outstanding at the beginning of the period	$(18)
Contracts realized or otherwise settled during the period	822
Fair value of new contract when entered into during the period	—
Changes in fair values attributable to changes in valuation techniques	—
Other changes in fair values	(827)

Fair value of contracts outstanding at the end of the period	$(23)

Sources of Fair Value

Fair Value of Contracts at Period End

	Maturity			Maturity in	Total
Maturity schedule	Less than	Maturity	Maturity	excess of	Fair
(Thousands of dollars)	1 Year	1-3 Years	4-5 Years	5 Years	Value

Prices actively quoted	$23	$—	$—	$—	$23
Prices provided by other external sources	—	—	—	—	—
Prices based on models & other valuation methods	—	—	—	—	—

	$23	$—	$—	$—	$23

Environmental Matters

Environmental Regulatory Matters

      The construction and operation of power projects are subject to stringent environmental and safety protection and land use laws and regulation in the United States. These laws and regulations generally require lengthy and complex processes to obtain licenses, permits and approvals from federal, state and local agencies. If such laws and regulations become more stringent and NRG South Central’s facilities are not exempted from coverage, NRG South Central could be required to make extensive modifications to further reduce potential environmental impacts. Also, NRG South Central could be held responsible under environmental and safety laws for the cleanup of pollutant releases at its facilities or at off-site locations where it has sent wastes.

      NRG South Central and its subsidiaries strive to exceed the standards of compliance with applicable environmental and safety regulations. Nonetheless, NRG South Central expects that future liability under or compliance with environmental and safety requirements could have a material effect on its operations or competitive position. It is not possible at this time to determine when or to what extent additional facilities or modifications of existing or planned facilities will be required as a result of possible changes to environmental and safety regulations, regulatory interpretations or enforcement policies. In general, the effect of future laws or regulations is expected to require the addition of pollution control equipment or the imposition of restrictions on NRG South Central’s operations.

      NRG South Central establishes accruals where reasonable estimates of probable environmental and safety liabilities are possible. NRG South Central adjusts the accruals when new remediation responsibilities are discovered and probable costs become estimable, or when current remediation estimates are adjusted to reflect new information. For more information on Environmental Matters see Item 15 — Note 12 to the Consolidated Financial Statements.

U.S. Federal Regulatory Initiatives

      Several federal regulatory and legislative initiatives are being undertaken in the U.S. to further limit and control pollutant emissions from fossil-fuel-fired combustion units. Although the exact impact of these initiatives is not known at this time, all of NRG South Central’s power plants will be affected in some manner by the expected changes in federal environmental laws and regulations. In Congress, legislation has been proposed that would impose annual caps on U.S. power plant emissions of nitrogen oxides (NOX), sulfur dioxide (SO2), mercury, and, in some instances, carbon dioxide (CO2). NRG South Central is currently participating in the debates around such legislative proposals as a member of the Electric Power Supply Association. Federal legislation relating to NOX, SO2 and mercury is likely in the next two years. The prospects for passage of the legislation relating to CO2 is more uncertain. The U.S. Environmental Protection Agency (USEPA) is scheduled to propose in December 2003 and finalize in December 2004 rules governing mercury emissions from power plants. In support of this schedule, USEPA and critical stakeholders, some of which are aligned with NRG South Central’s interests, are presently conducting a thorough review of existing power plant mercury emissions data. Since these mercury rules have not yet been proposed and legislation has not yet supplanted them, it is not possible for NRG South Central to determine the extent to which the rules will affect its domestic operations.

      During the first quarter of 2002, USEPA proposed new rules governing cooling water intake structures at existing power facilities. These rules are scheduled to be finalized by February 16, 2004. The proposed rules specify certain location, design, construction, and capacity standards for cooling water intake structures at existing power plants using the largest amounts of cooling water. These rules will require implementation of the best technology available for minimizing adverse environmental impacts unless a facility shows that such standards would result in very high costs or little environmental benefit. The proposed rules would require NRG South Central facilities that withdraw water in amounts greater than 50 million gallons per day to submit with wastewater permit applications certain surveys, plans, operational measures, and restoration measures that combined would act to minimize adverse environmental impacts. These anticipated cooling water intake structure rules could have a material effect on NRG South Central’s operations.

      Other Federal initiatives that could affect NRG South Central and that would govern regional haze, fine particulate matter, and ozone are underway, but under extended compliance implementation timeframes ranging from 2009 and beyond.

Regional Regulatory Initiatives

      The Louisiana Department of Environmental Quality has promulgated State Implementation Plan revisions to bring the Baton Rouge ozone non-attainment area into compliance with National Ambient Air Quality Standards. NRG South Central participated in development of the revisions, which require the reduction of NOX emissions at the gas-fired Big Cajun I Power Station and coal-fired Big Cajun II Power Station to 0.1 pounds NOX per million Btu heat input and 0.21 pounds NOX per million Btu heat input, respectively. This revision of the Louisiana air rules would appear to constitute a change-in-law covered by agreement between Louisiana Generating LLC and the electric cooperatives allowing the costs of added combustion controls to be passed through to the cooperatives. The capital cost of combustion controls required at the Big Cajun II Generating Station to meet the State’s NOXregulations will total about $10.0 million each for Units 1 & 2. Unit 3 has already made such changes. The capital cost of combustion controls required at the Big Cajun I Generating Station to meet the State’s NOx regulations will total about $5 million to $10 million for the Unit 1 & 2 steam boilers.

Site Remediation Matters

      Under various federal, state and local environmental laws and regulations, a current or previous owner or operator of any facility, including an electric generating facility, may be required to investigate and remediate releases or threatened releases of hazardous or toxic substances or petroleum products located at the facility, and may be held liable to a governmental entity or to third parties for property damage, personal injury and investigation and remediation costs incurred by the party in connection with any releases or threatened releases. These laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, impose liability without regard to whether the owner knew of or caused the presence of the hazardous substances, and courts have interpreted liability under such laws to be strict (without fault) and joint and several. The cost of investigation, remediation or removal of any hazardous or toxic substances or petroleum products could be substantial. NRG South Central has not been named as a potentially responsible party with respect to any off-site waste disposal matter.

      Liabilities associated with closure, post-closure care and monitoring of the ash ponds owned and operated on site at the Big Cajun II Generating Station are addressed through the use of a trust fund maintained by NRG South Central (one of the instruments allowed by the Louisiana Department of Environmental Quality for providing financial assurance for expenses associated with closure and post-closure care of the ponds). The value of the trust fund is approximately $4.6 million at December 31, 2002 and NRG South Central is making annual payments to the fund in the amount of about $116,000.

Recent Accounting Developments

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The liability is initially capitalized as part of the cost of the related tangible long-lived asset and thus depreciated over the asset’s useful life. Accretion of the liabilities due to the passage of time will be an operating expense. Retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 are those for which a legal obligation exists under enacted laws, statutes written or oral contracts, including obligations arising under the doctrine of promissory estoppel. NRG South Central adopted SFAS No. 143 on January 1, 2003. NRG South Central is in the process of evaluating the impact of adopting SFAS No. 143 on its financial condition.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” (SFAS No. 145) that supercedes previous guidance for the reporting of gains and losses from extinguishment of debt and accounting for leases, among other things. SFAS No. 145 requires that only gains and losses from the extinguishment of debt that meet the requirements for classification as “Extraordinary Items,” as prescribed in Accounting Principles Board Opinion No. 30, should be disclosed as such in the financial statements. Previous guidance required all gains and losses from the extinguishment of debt to be classified as “Extraordinary Items.” This portion of SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with restatement of prior periods required. NRG South Central has no extraordinary gains or losses resulting from extinguishment of debt during the three years ended December 31, 2002 that will require restatement upon adoption of this part of the statement.

      In addition, SFAS No. 145 amends SFAS No. 13, “Accounting for Leases,”(SFAS No. 13) as it relates to accounting by a lessee for certain lease modifications. Under SFAS No. 13, if a capital lease is modified in such a way that the change gives rise to a new agreement classified as an operating lease, the assets and obligation are removed, a gain or loss is recognized and the new lease is accounted for as an operating lease. Under SFAS No. 145, capital leases that are modified so the resulting lease agreement is classified as an operating lease are to be accounted for under the sale-leaseback provisions of SFAS No. 98, “Accounting for Leases.” These provisions of SFAS No. 145 were effective for transactions occurring after May 15, 2002

      SFAS No. 145 will be applied as required. Adoption of SFAS No. 145 is not expected to have a material impact on NRG South Central.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (SFAS No. 146), SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002 , with early application encouraged. SFAS No. 146 will be applied as required.

      In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of the guarantee for the obligations the guarantor has undertaken in issuing the guarantee. See Note 17.

      In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46). FIN No. 46 requires an enterprise’s consolidated financial statements to include subsidiaries in which the enterprise has a controlling interest. Historically, that requirement has been applied to subsidiaries in which an enterprise has a majority voting interest, but in many circumstances the enterprise’s consolidated financial statements do not include the consolidation of variable interest entities with which it has similar relationships but no majority voting interest. Under FIN No. 46 the voting interest approach is not effective in identifying controlling financial interest. Assets of entities consolidated upon adoption of the new standard will be initially recorded at their carrying amounts at the date the requirements of the new rule first apply. If determining carrying amounts as required is impractical, then the assets are to be measured at fair value the first date the new rule applies. Any difference between the net amount of any previously recognized interest in the newly consolidated entity should be recognized as the cumulative effect of an accounting change. FIN No. 46 becomes effective in the third quarter of 2003. FIN No. 46 is not expected to have a significant impact on NRG South Central.

Item 7A —	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

      NRG South Central may use interest rate hedging contracts to mitigate the risks associated with movements in interest rates and, when deemed appropriate, may enter into swap agreements effectively converting floating rate obligations into fixed rate obligations. NRG South Central and its subsidiaries have primarily fixed rate long-term debt outstanding at December 31, 2002. As a result, NRG South Central is not significantly exposed to losses due to fluctuations in interest rates.

Commodity Price Risk

      NRG South Central is exposed to commodity price variability in electricity, emission allowances and natural gas and coal used to meet fuel requirements. To manage earnings volatility associated with these commodity price risks, NRG South Central, through its affiliate NRG Power Marketing, may enter into commodity contracts, which may take the form of fixed price, floating price or indexed forward sales or purchases, and options, such as puts, calls and basis transactions.

      Through NRG Power Marketing, NRG South Central utilizes an undiversified “Value-at-Risk” (VAR) model to determine the maximum potential three-day loss in the fair value of the commodity price related financial instruments for the forward 12 months. The VAR for NRG South Central assumes a 95% confidence interval and reflects NRG South Central’s merchant strategy, the generation assets, load obligations and bilateral physical and financial transactions of NRG South Central. The volatility estimate is based on the implied volatility for at the money daily call options for forward markets where NRG South Central has exposure. This model encompasses the Entergy region.

      The estimated maximum potential three-day loss in fair value of the commodity price related financial instruments, calculated using the VAR model is approximately $6.3 million and $5.1 million for the year ended December 31, 2002 and 2001, respectively. The average, high and low amounts for the year ended December 31, 2002 were $4.3 million, $6.6 million and $2.3 million, respectively.

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

Item 8 —	Financial Statements and Supplementary Data

      The consolidated financial statements and schedule are listed in Part IV, Item 15 of this Form 10-K.

Item 9 —	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

      None.

PART III

Item 10 —	Directors and Executive Officers of the Registrant

Name	Age	Title

Richard C. Kelly	57	President and Management Committee Member
Scott J. Davido	41	Vice President, Assistant Secretary and Management Committee Member
Stanley M. Marks	56	Vice President
George P. Schaefer	52	Treasurer
Robert A. Sagedy, Jr.	35	Management Committee Member (Independent)
William T. Pieper	37	Controller

      Richard C. Kelly has been President and a Management Committee Member of NRG South Central since October 2002. Mr. Kelly has also been a Director of NRG Energy since August 2000. During 2002, Mr. Kelly became the President and Chief Operating Officer of NRG Energy. Mr. Kelly has been President — Enterprises of Xcel Energy since August 2000, and was formerly Executive Vice President of financial and support services and Chief Financial Officer for New Century Energy from 1997 to August 2000. Before that, Mr. Kelly was Senior Vice President of Finance, Treasurer and Chief Financial Officer for Public Service Company of Colorado, which he joined in 1968.

      Scott J. Davido has been Vice President, Assistant Secretary and Management Committee Member of NRG South Central since October 2002. Mr. Davido has also been Senior Vice President, General Counsel at NRG Energy since October 2002. He served as Executive Vice President, Chief Financial Officer, Treasurer and Secretary of The Elder-Beerman Stores Corp. from 1999 to May 2002 and Senior Vice President, General Counsel from 1997 to 1999. Mr. Davido was a Partner, Business Practice Group with Jones, Day, Reavis & Pogue in Pittsburgh, Pennsylvania from January 1997 to December 1997 and an Associate, Business Practice Group from September 1987 to December 1996.

      Stanley M. Marks has been Vice President of NRG South Central Generating LLC since October 2002, Vice President of NRG North America-Western Region since August 1998 and was previously Managing Director of Asset Management of NRG Energy from February 1998. Prior to joining NRG Energy, Mr. Marks was Vice President — Finance of Pacific Generation Company. Prior to joining Pacific Generation in 1995 Mr. Marks worked for PacifiCorp for 14 years. During that time Mr. Marks served, among other positions, as Vice President — Finance, Electric Operations and Vice President — Controller.

      George P. Schaefer has been Treasurer of NRG South Central since December 2002. Mr. Schaefer has also been Treasurer of NRG Energy since December 2002. Prior to December 2002, Mr. Schaefer served as Senior Vice President, Finance and Treasurer for PSEG Global, Inc. for one year, Vice President of Enron North America from 2000 to 2001 and Vice President and Treasurer of Reliant Energy International from 1995 to 2000. Mr. Schaefer was the Vice President, Business Development for Entergy Power Group from 1993 through 1995 and held the Senior Vice President, Structured Finance Group position with General Electric Capital Corporation from 1982 through 1993.

      Robert A. Sagedy, Jr. has been a Management Committee Member of NRG South Central since November 2002. Since September 1999, Mr. Sagedy has been Vice President — Client Services for Entity

Services Group, LLC, a company that provides independent director, Delaware Resident Trustee, Passive Investment Company and Offshore services to its clients. From mid-1996 until August 1999, Mr. Sagedy was a Certified Public Accountant with Heffler, Raqdetich & Saitta LLP. NRG South Central pays Entity Services (SPV), LLC, a wholly-owned subsidiary of Entity Services Group, LLC, an annual fee of $1200 for Mr. Sagedy’s services.

      William T. Pieper has been Vice President and Controller of NRG Energy since June 2001. In this capacity, Mr. Pieper has principal responsibility for all accounting matters at NRG Energy and its subsidiaries, including NRG South Central. He has also held the positions of Controller, Assistant Controller and Manager of International Accounting since joining NRG Energy in March 1995. Prior to joining NRG Energy, Mr. Pieper practiced as a Certified Public Accountant for six years with the firm of KPMG.

Item 11 —	Executive Compensation

      All of NRG South Central’s executive officers are employees of NRG Energy, NRG South Central’s parent company, or Xcel Energy, NRG Energy’s parent company, and do not receive additional compensation for their service to NRG South Central. See Form 10-K filed by NRG Energy on March 31, 2003 for information regarding executive compensation at NRG Energy, and Form 10-K filed by Xcel Energy on March 31, 2003 for information regarding executive compensation at Xcel Energy.

Item 12 —	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      As of the latest practicable date, NRG Central, Inc. owned 50% of the outstanding equity interests of NRG South Central Generating LLC and South Central Generation, Inc. owned 50% of the outstanding equity interests of NRG South Central Generating LLC. NRG Central, Inc. and South Central Generation, Inc. are each wholly-owned subsidiaries of NRG Energy, Inc.

Item 13 —	Certain Relationships and Related Transactions

      NRG Energy’s energy marketing subsidiary, NRG Power Marketing Inc. (NRG Power Marketing), provides a full range of energy management services for many of NRG Energy’s generation facilities. These services are provided under bilateral contracts or agency agreements pursuant to which NRG Power Marketing manages the sales and purchases of energy, capacity and ancillary services, procures the fuel (coal and natural gas) and associated transportation and manages the emission allowance credits for these facilities. NRG Power Marketing has continued to provide these services since NRG Energy lost its investment grade ratings in July 2002, and because of NRG Energy’s credit and liquidity limitations, NRG Power Marketing has scaled back its activities. Since July 2002, NRG Power Marketing has focused primarily on procuring fuel for, and marketing the power from, NRG Energy’s North American generation facilities in the spot and short-term markets.

      NRG South Central and certain of its subsidiaries entered into an operation and maintenance agreement with NRG Operating Services, Inc., (NRG Operating Services) a wholly-owned subsidiary of NRG Energy. The agreement is perpetual in term until terminated in writing by NRG South Central or its subsidiaries or until earlier terminated upon an event of default. Under the agreement, at the request of NRG South Central and certain of its subsidiaries, NRG Operating Services manages, oversees and supplements the operation and maintenance of the Cajun facilities.

      During the years ended December 31, 2002 and 2001, and for the period March 30, 2000 (Inception) through December 31, 2000, NRG South Central and certain of its subsidiaries incurred no operating and maintenance costs from NRG Operating Services.

      NRG South Central entered into an agreement with NRG Energy for corporate support and services. The agreement is perpetual in term until terminated in writing by NRG South Central or until earlier terminated upon an event of default. Under the agreement, NRG Energy will provide services, as requested, in areas such as human resources, accounting, finance, treasury, tax, office administration, information technol-

ogy, engineering, construction management, environmental, legal and safety. Under the agreement, NRG Energy is paid for personnel time as well as out-of-pocket costs.

      During the years ended December 31, 2002 and 2001, and for the period March 30, 2000 (Inception) through December 31, 2000, NRG South Central incurred approximately $0.8 million, $0.6 million and $0.5 million, respectively, for corporate support and services.

      As of December 31, 2002 and 2001, NRG South Central has an accounts payable-affiliates balance of approximately $126.5 million and $27.2 million, respectively, which consisted primarily of a payable to NRG Energy for capitalized development costs incurred prior to the acquisition of the Cajun facilities, construction costs related to Bayou Cove, financing costs related to Bayou Cove in connection with the Peaker facility and operating expenses paid on behalf of NRG South Central as described in the paragraphs above.

Item 14 — Controls and Procedures

      The President and Treasurer (the Certifying Officers) have evaluated NRG South Central’s disclosure controls and procedures as defined in the rules of the SEC within 90 days of the filing date of this report and have determined that, except to the extent indicated otherwise in this paragraph, disclosure controls and procedures were effective in ensuring that material information required to be disclosed by NRG South Central in the reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. During the fourth quarter of 2002, the Certifying Officers determined that there were certain deficiencies in the internal controls relating to financial reporting at NRG South Central caused by NRG South Central’s pending financial restructuring and business realignment. During the second half of 2002, there were material changes and vacancies in senior NRG South Central management positions and a diversion of NRG South Central’s financial and management resources to restructuring efforts. These circumstances detracted from NRG South Central’s ability through its internal controls to timely monitor and accurately assess the impact of certain transactions, as would be expected in an effective financial reporting control environment. NRG South Central has dedicated and will continue to dedicate in 2003 resources to make corrections to those control deficiencies. Notwithstanding the foregoing and as indicated in the certification accompanying the signature page to this report, the Certifying Officers have certified that, to the best of their knowledge, the financial statements, and other financial information included in this report on Form 10-K, fairly present in all material respects the financial conditions, results of operations and cash flows of NRG South Central as of, and for the periods presented in this report.

      NRG’s South Central’s Certifying Officers are primarily responsible for the accuracy of the financial information that is represented in this report. To meet their responsibility for financial reporting, they have established internal controls and procedures which, subject to the disclosure in the foregoing paragraph, they believe are adequate to provide reasonable assurance that NRG South Centrals’ assets are protected from loss. There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the Certifying Officers evaluation.

PART IV

Item 15 — Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents filed as part of this report.

      (1) Consolidated Financial Statements

      The following consolidated financial statements of NRG South Central and related notes thereto, together with the report thereon of PricewaterhouseCoopers LLP, appearing on pages 38 through 81 are included herein:

      Consolidated Balance Sheets — December 31, 2002 and 2001.

      Consolidated Statements of Operations — December 31, 2002, 2001 and 2000.

      Consolidated Statements of Cash Flows — December 31, 2002, 2001 and 2000.

      Consolidated Statements of Members’ Equity — December 31, 2002, 2001 and 2000.

      Notes to Consolidated Financial Statements.

      (2) Consolidated Financial Statement Schedules

      None.

      (3) Exhibits: See Exhibit Index submitted as a separate section of this report.

(b) Reports on Form 8-K. NRG South Central filed reports on Form 8-K on the following dates over the last fiscal year: August 1, 2002, October 4, 2002, October 24, 2002, November 21, 2002 and November 27, 2002.

(c) Exhibits Required by Item 601 of Regulation S-K.

      Reference is made to Item 15(a)(3) above.

(d) Consolidated Financial Statement Schedule.

      Reference is made to Item 15(a)(2) above.

Item 8 — Financial Statements and Supplementary Data

REPORT OF INDEPENDENT ACCOUNTANTS

To the Management Committee of

NRG South Central Generating LLC:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of members’ equity and of cash flows present fairly, in all material respects, the financial position of NRG South Central Generating LLC and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for the two years in the period ended December 31, 2002 and for the period March 30, 2000 (Inception) through December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company and its ultimate Parent, NRG Energy, Inc., are experiencing credit and liquidity constraints and the Company’s senior secured bonds are in default. As a direct consequence, during 2002 the Company entered into discussion with its creditors to develop a comprehensive restructuring plan. In connection with its restructuring efforts, it is likely that the Company and certain of its subsidiaries will file for Chapter 11 bankruptcy protection. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, for the year ended December 31, 2002. As discussed in Notes 2 and 3 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” on January 1, 2002. As discussed in Note 7 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” on January 1, 2001.

PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
March 28, 2003

REPORT OF INDEPENDENT ACCOUNTANTS

To the Management Committee of

NRG South Central Generating LLC:

      In our opinion, the accompanying carve-out statement of certain revenue and expenses presents fairly, in all material respects, the certain revenue and expenses shown therein of the Cajun Electric (Cajun Facilities) business acquired by Louisiana Generating LLC for the period January 1, 2000 through March 30, 2000, in conformity with accounting principles generally accepted in the United States of America. This financial statement is the responsibility of NRG South Central Generating LLC’s management; our responsibility is to express an opinion on this financial statement based on our audit. We conducted our audit of this statement in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the statement of certain revenue and expenses is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for the opinion expressed above.

      As described in Note 13, the accompanying carve-out financial statement was prepared to present certain revenue and expenses related to the Cajun Facilities and is not intended to be a complete presentation of revenue and expenses of Cajun Electric Power Cooperative, Inc.

PricewaterhouseCoopers LLP

Minneapolis, Minnesota
March 28, 2003

NRG SOUTH CENTRAL GENERATING LLC

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$310	$3,208
Restricted cash	109,336	—
Accounts receivable	46,338	44,122
Notes Receivable	3,000	—
Inventory	64,364	52,916
Derivative instruments valuation	112	—
Prepaid expenses	3,236	2,627

Total current assets	226,696	102,873

Equity investments in affiliates	—	50,233
Property, plant & equipment, net of accumulated depreciation of $83,242 and $50,556	1,131,896	1,166,512
Decommissioning fund investments	4,617	4,336
Deferred financing costs, net of accumulated amortization of $1,853 and $750	30,028	9,969
Other assets, net of accumulated amortization of $720 and $458.	7,107	7,356

Total Assets	$1,400,344	$1,341,279

NRG SOUTH CENTRAL GENERATING LLC

CONSOLIDATED BALANCE SHEETS — (Continued)

	December 31,

	2002	2001

	(In thousands)
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$750,750	$25,500
Note payable — affiliate	105,491	—
Revolving line of credit	—	40,000
Accounts payable	9,814	324
Accounts payable-affiliates	126,522	27,246
Accrued fuel and purchased power expense	10,303	26,599
Accrued interest	55,413	20,453
Accrued interest — affiliate	514	—
Derivative instruments valuation	135	—
Other current liabilities	11,514	12,026

Total current liabilities	1,070,456	152,148

Long-term debt	—	738,000
Other non-current liabilities	6,238	5,600
Derivative instruments valuation	—	18

Total liabilities	1,076,694	895,766
Commitments and contingencies
Members’ Equity	323,650	445,513

Total Liabilities and Members’ Equity	$1,400,344	$1,341,279

See accompanying notes to consolidated financial statements.

NRG SOUTH CENTRAL GENERATING LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period	(Predecessor)
			March 30, 2000	Carve-Out
			(Inception)	For the Three
	Year Ended December 31,		Through	Months Ended
			December 31,	March 30,
	2002	2001	2000	2000

				(See Note 13)
	(In thousands)
Operating Revenues
Revenues from majority owned operations	$399,866	$399,395	$309,063	$77,406
Equity (losses) of unconsolidated affiliates	(3,146)	(2,435)	—	—

Total operating revenues and equity earnings	396,720	396,960	309,063	77,406
Operating Costs and Expenses
Cost of operations	262,361	276,554	201,617	58,628
Depreciation and amortization	35,964	29,878	20,712	9,647
General and administrative expenses	7,948	7,566	5,612	2,423
Sale of equity method investment	48,375	—	—	—
Special charges	139,929	—	—	—

Operating (Loss) Income	(97,857)	82,962	81,122	6,708
Other Income (Expense)
Other income, net	923	(189)	875	521
Interest expense	(74,940)	(72,665)	(55,981)	—

Excess of Revenues Over Costs and Expenses				$7,229

Net (Loss) Income	$(171,874)	$10,108	$26,016

See accompanying notes to consolidated financial statements.

NRG SOUTH CENTRAL GENERATING LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

			March 30,
			2000
	Year Ended		(Inception)
	December 31,		through
			December 31,
	2002	2001	2000

	(In thousands)
Cash Flows from Operating Activities:
Net (loss) income	$(171,874)	$10,108	$26,016
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in losses of unconsolidated affiliates	3,146	2,435	—
Depreciation and amortization	35,964	29,878	20,712
Loss on sale of equity method investments	48,375	—	—
Special charges	138,578	—	—
Amortization of deferred finance costs	1,103	427	487
Unrealized loss on energy contracts	5	18	—
Changes in assets and liabilities:
Accounts receivable	(2,216)	8,522	(52,644)
Inventory	(11,448)	(28,702)	8,872
Prepaid expenses	(609)	(792)	(1,376)
Accounts payable	9,490	(2,483)	2,807
Accounts payable — affiliates	58,220	(45,605)	2,988
Accrued interest	35,474	(857)	21,310
Accrued fuel and purchased power expense	(16,296)	12,054	14,545
Other current assets and liabilities	2,160	4,271	6,478
Other assets and liabilities	559	184	(4,017)

Net Cash Provided by (Used in) Operating Activities	130,631	(10,542)	46,178

Cash Flows from Investing Activities:
Capital expenditures	(12,231)	(8,866)	(12,130)
Increase in notes receivable	(3,000)	—	—
Increase in restricted cash	(109,336)	—	—
Business acquisition, net of liabilities assumed	—	—	(1,055,927)
Proceeds from disposition of property and equipment	—	—	9,017

Net Cash Used in Investing Activities	(124,567)	(8,866)	(1,059,040)

Cash Flows from Financing Activities:
Contributions by members	48,000	5,051	269,668
Distributions to members	—	—	(32,000)
Proceeds from issuance of long-term debt	—	—	800,000
Net (payments)/proceeds on revolver	(40,000)	40,000	—
Repayments of long-term borrowings	(12,750)	(25,250)	(11,250)
Repayment of note payable — affiliate	(1,862)	—	—
Checks in excess of cash	(2,350)	—	—
Deferred financing costs	—	(331)	(10,410)

Net Cash (Used in) Provided by Financing Activities	(8,962)	19,470	1,016,008

Net (decrease)/Increase in Cash and Cash Equivalents	(2,898)	62	3,146
Cash and Cash Equivalents at Beginning of Period	3,208	3,146	—

Cash and Cash Equivalents at End of Period	$310	$3,208	$3,146

Supplemental Disclosures of Cash Flow Information
Interest Paid	$39,466	$73,048	$33,485
Supplemental Disclosures of Non-Cash Information
Capital expenditures paid by affiliate	$127,247	$—	$—
Deferred finance costs funded through accounts payable — affiliate	$21,162	$—	$—
Non-cash equity contributions	$2,011	$103,592	$72,650
	$—	$—	$
Liabilities assumed in acquisitions	$—	$—	$4,833

See accompanying notes to consolidated financial statements.

NRG SOUTH CENTRAL GENERATING LLC

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

			Accumulated
	Members’	Accumulated	Other	Total
	Contributions/	Income	Comprehensive	Members’
	Distributions	(Loss)	Income	Equity

	(In thousands)
Balances at March 30, 2000 (Inception)	$—	$—	$—	$—

Net income	—	26,016	—	26,016
Members’ contributions, net	300,746	—	—	300,746

Balances at December 31, 2000	$300,746	$26,016	$—	$326,762

Cumulative effect upon adoption of SFAS 133	—	—	500	500
Impact of SFAS 133 for year ended December 31, 2001	—	—	(500)	(500)
Net income	—	10,108	—	10,108

Total comprehensive income for the year ended December 31, 2001				10,108
Members’ contributions, net	108,643	—	—	108,643

Balances at December 31, 2001	$409,389	$36,124	$—	$445,513

Net loss	—	(171,874)	—	(171,874)

Total comprehensive income for the year ended December 31, 2002				(171,874)
Members’ contributions, net	50,011	—	—	50,011

Balances at December 31, 2002	$459,400	$(135,750)	$—	$323,650

See accompanying notes to consolidated financial statements.

NRG SOUTH CENTRAL GENERATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization

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

      Pursuant to a competitive bidding process, following the Chapter 11 bankruptcy proceeding of Cajun Electric Power Cooperative, Inc. (Cajun Electric), Louisiana Generating acquired the non-nuclear electric power generating assets of Cajun Electric. New Roads was formed for the purpose of holding assets that Louisiana Generating acquired from Cajun Electric which are not necessary for the operation of the newly acquired generating facilities and, with respect to some of these assets, may not be held by Louisiana Generating under applicable federal regulations. Sterlington, which was acquired by NRG Energy and contributed to NRG South Central in August 2000, was formed for the purpose of developing, constructing, owning, and operating an approximately 200 MW simple cycle gas peaking facility in Sterlington, Louisiana. Louisiana Generating purchases the capacity and is entitled to all energy from Sterlington. In December 2000, Sabine River Works LP and Sabine River Works GP acquired a 49% limited partnership interest and a 1% general partnership, respectively, in SRW Cogeneration Limited Partnership, a Delaware Limited Partnership that owns and operates an approximately 450 MW natural gas-fired cogeneration plant located near Orange, Texas. Big Cajun Peaking was formed to develop, construct and own a 238 MW gas-fired peaking generating facility located in New Roads, Louisiana. Bayou Cove was formed to develop, construct and own a 320 MW gas-fired peaking generating facility located in Bayou Cove, Louisiana. Bayou Cove is operated as a merchant power facility.

      On March 31, 2000, for approximately $1,055.9 million, Louisiana Generating acquired 1,708 MW of electric power generation facilities located in New Roads, Louisiana (Cajun facilities). The acquisition was financed through a combination of project level long-term debt issued by NRG South Central and equity contributions from NRG South Central’s members. Louisiana Generating is a guarantor of the bonds issued on March 30, 2000 to acquire the Cajun facilities. The acquisition was accounted for under the purchase method of accounting with the aggregate purchase price allocated among the acquired assets and liabilities assumed.

      Pursuant to a project development agreement between NRG Energy and Koch Power, Inc., NRG Energy agreed in April 1999 to participate in the development of an approximately 200 MW simple cycle gas peaking facility in Sterlington, Louisiana. Development of the facility had been commenced by Koch Power’s affiliate, Koch Power Louisiana LLC, a Delaware limited liability company. In August 2000, NRG Energy acquired 100% of Koch Power Louisiana from Koch Power, and renamed it NRG Sterlington Power LLC and contributed the subsidiary to NRG South Central. In August, 2001, the facility became commercially operational. NRG Sterlington Power was designated as an unrestricted subsidiary of NRG South Central pursuant to the indenture for NRG South Central’s senior secured bonds.

      Big Cajun I Peaking Power LLC was formed in July 2000 for the purpose of developing, owning and operating an approximately 238 MW simple cycle natural gas peaking facility expansion project at the Big

NRG SOUTH CENTRAL GENERATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cajun I site in New Roads, Louisiana. The peaking facility was completed in June 2001. The energy and capacity generated by the expansion project is used to help meet Louisiana Generating’s obligations under the Cajun facilities’ power purchase agreements, with any excess power and capacity being marketed by NRG Power Marketing. Big Cajun I Peaking Power was designated as an unrestricted subsidiary of NRG South Central pursuant to the indenture for NRG South Central’s senior secured bonds.

      During November 2000, NRG Energy acquired a 49% limited partnership interest and a 1% general partnership interest in SRW Cogeneration Limited Partnership (SRW Cogeneration) for $15 million and contributed the partnership interests to NRG Sabine River Works LP LLC and NRG Sabine River Works GP LLC, Delaware limited liability companies wholly owned by NRG South Central. SRW Cogeneration completed the facility which became commercially operational in November 2001. The approximately 450 MW natural gas-fired cogeneration plant is located at the DuPont Company’s Sabine River Works petrochemical facility near Orange, Texas. Subsidiaries of Conoco, Inc. own the other 49% and 1% general partnership interests in SRW Cogeneration. On November 5, 2002, the investment in SRW Cogen was sold to Conoco, Inc for a nominal value and the assumption of certain outstanding obligations. (Note 16).

      NRG Bayou Cove LLC was formed in September 2001 for the purpose of developing, owning and operating an approximately 320 MW gas-fired peaking generating facility located near Jennings, Louisiana.

     Recent Developments

      In December 2001, Moody’s Investor Service (Moody’s) placed NRG Energy’s long-term senior unsecured debt rating on review for possible downgrade. In response, Xcel Energy and NRG Energy put into effect a plan to preserve NRG Energy’s investment grade rating and improve its financial condition. This plan included financial support to NRG Energy from Xcel Energy; marketing certain NRG Energy assets for sale; canceling and deferring capital spending; and reducing corporate expenses.

      In response to a possible downgrade, during 2002, Xcel Energy contributed $500 million to NRG Energy, and NRG Energy and its subsidiaries sold assets and businesses that provided NRG Energy in excess of $286 million in cash and eliminated approximately $432.0 million in debt. NRG Energy also cancelled or deferred construction of approximately 3,900 MW of new generation projects. On July 26, 2002, Standard & Poors’ (S&P) downgraded NRG Energy’s senior unsecured bonds to below investment grade, and three days later Moody’s also downgraded NRG Energy’s senior unsecured debt rating to below investment grade. Since July 2002, NRG Energy senior unsecured debt, as well as the secured NRG Northeast Generating LLC bonds and the secured NRG South Central Generating LLC bonds and Secured LSP Energy (Batesville) bonds were downgraded multiple times. After NRG Energy failed to make payments due under certain unsecured bond obligations on September 16, 2002, both Moody’s and S&P lowered their ratings on NRG Energy’s and its subsidiaries’ unsecured bonds once again. Currently, NRG Energy’s unsecured bonds carry a rating of between CCC and D at S&P and between Ca and C at Moody’s, depending on the specific debt issue.

      As a result of the downgrade of NRG Energy’s credit rating, declining power prices, increasing fuel prices, the overall down-turn in the energy industry, and the overall down-turn in the economy, NRG Energy has experienced severe financial difficulties. These difficulties have caused NRG Energy to, among other things, miss scheduled principal and interest payments due to its corporate lenders and bondholders, prepay for fuel and other related delivery and transportation services and provide performance collateral in certain instances. NRG Energy has also recorded asset impairment charges of approximately $3.1 billion, related to various operating projects as well as for projects that were under construction which NRG Energy has stopped funding.

      NRG Energy and its subsidiaries (including NRG South Central) have failed to timely make several interest and/or principal payments on its indebtedness. These missed payments have resulted in cross-defaults

NRG SOUTH CENTRAL GENERATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of numerous other non-recourse and limited recourse debt instruments of NRG Energy and have caused the acceleration of multiple debt instruments of NRG Energy, rendering such debt immediately due and payable.

      In addition to the payment defaults described above, prior to the downgrades many corporate guarantees and commitments of NRG Energy and its subsidiaries required that they be supported or replaced with letter of credit or cash collateral within 5 to 30 days of a ratings downgrade below Baa3 or BBB- by Moody’s or Standard & Poor’s, respectively. As a result of the downgrades on July 26 and July 29, NRG Energy received demands to post collateral aggregating approximately $1.1 billion. NRG Energy is presently working with various secured project lender groups with respect to the issue of posting collateral and is working toward establishing a comprehensive plan of restructuring.

      In August 2002, NRG Energy retained financial and legal restructuring advisors to assist its management in the preparation of such comprehensive financial and operational restructuring. NRG Energy and its advisors have been meeting regularly to discuss restructuring issues with an ad hoc committee of its bondholders and a steering committee of its bank lenders (the Ad Hoc Creditors Committees). In November 2002, NRG Energy and Xcel Energy presented a comprehensive plan of restructuring to the Ad Hoc Creditors Committees. The restructuring plan has served as a basis for continuing negotiations between the Ad Hoc Creditors Committees, NRG Energy and Xcel Energy related to a consensual plan of reorganization for NRG Energy. If a comprehensive plan of restructuring is ultimately agreed to, it is highly probable that such a plan would be implemented through the commencement of a voluntary Chapter 11 bankruptcy proceeding. If NRG Energy seeks protection under Chapter 11 of the Bankruptcy Code, it is likely that NRG Energy would also seek such protection for certain wholly-owned subsidiaries, which may include NRG South Central.

      On November 22, 2002, five former NRG Energy executives filed an involuntary Chapter 11 petition against NRG Energy in U.S. Bankruptcy Court for the District of Minnesota. Under provisions of federal law, NRG Energy has the full authority to continue to operate its business as if the involuntary petition had not been filed unless and until a court hearing on the validity of the involuntary petition is resolved adversely to NRG Energy. On December 16, 2002, NRG Energy responded to the involuntary petition, contesting the petitioners’ claims and filing a motion to dismiss the case. On February 19, 2003, NRG Energy announced that it had reached a settlement with the petitioners. The U.S. Bankruptcy Court for the District of Minnesota will hear NRG Energy’s motion to approve the settlement and dismiss the involuntary petition. Two of NRG Energy’s creditors have objected to the motion to dismiss. There can be no assurance that the court will dismiss the involuntary petition. The Bankruptcy Court has discretion in the review and approval of the settlement agreement. There is a risk that the Bankruptcy Court may, among other things, reject the settlement agreement or enter an order for relief under Chapter 11.

      On March 26, 2003, Xcel Energy announced that its board of directors had approved a tentative settlement agreement with holders of most of NRG Energy’s long-term notes and the steering committee representing NRG’s bank lenders. The settlement is subject to certain conditions, including the approval of at least a majority in dollar amount of the NRG Energy bank lenders and long-term noteholders and definitive documentation. There can be no assurance that such approvals will be obtained. The terms of the settlement call for Xcel Energy to make payments to NRG Energy over the next 13 months totaling up to $752 million for the benefit of NRG Energy’s creditors in consideration for their waiver of any existing and potential claims against Xcel Energy. Under the settlement, Xcel Energy will make the following payments: (i) $350 million at or shortly following the consummation of a restructuring of NRG Energy’s debt. It is expected this payment would be made prior to year-end 2003; (ii) $50 million on January 1, 2004. At Xcel Energy’s option, it may fill this requirement with either cash or Xcel Energy common stock or any combination thereof; and (iii) $352 million in April 2004.

NRG SOUTH CENTRAL GENERATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     NRG South Central Indebtedness and Liquidity Issues

      On September 15, 2002 NRG South Central failed to make approximately $47 million in combined principal and interest payments on the 8.962% Series A-1 senior secured bonds due 2016 and 9.479% Series B-1 senior secured bonds due 2024. NRG South Central had 15 days to make principal and interest payments to NRG South Central’s A-1 and B-1 Series bond holders to avoid an event of default on these bonds. The 15 day grace period to make payment ended October 1, 2002 and NRG South Central did not make the required payments. As a result, the Company is in default on these bonds. On November 21, 2002, the bond trustee, on behalf of bondholders, accelerated the approximately $750 million of debt under the NRG South Central Generating, LLC facility, rendering the debt immediately due and payable. In January 2003, the South Central Generating bondholders unilaterally withdrew $35.6 million from a restricted revenue account relating to the September 15, 2002 interest payment and fees. On March 17, 2003 semi-annual principal and interest of approximately $47 million came due. An amount of $34.4 million was withdrawn from a restricted revenue account relating to the interest portion of this payment, and the approximately $12.8 million principal portion was deferred. NRG South Central remains in default on these notes, as a result, the debt has been classified as current at December 31, 2002. NRG South Central Generating LLC’s secured bonds currently carry a rating of D at S&P and Caa1 at Moody’s

      The debt agreements of NRG South Central generally restrict its ability to pay dividends, make distributions or otherwise transfer funds to NRG Energy. As of December 31, 2002, NRG South Central did not meet the minimum debt service coverage ratios required to make payments to NRG Energy and NRG South Central is in default on its credit agreements.

      NRG South Central Generating is also precluded from making payments to NRG Energy due to unfunded debt service reserve accounts. Prior to the NRG Energy downgrades (see above), the debt service reserve accounts were funded with letters of guarantee from NRG Energy. Following the downgrade, these accounts were required to be funded with cash from NRG Energy within five to thirty days. The accounts were not funded with cash from NRG Energy within the respective cure period, and an event of default occurred, thereby giving the lenders the right to accelerate the project financings. As a result of this default, the long-term portion of the debt has been reclassified as a current liability, as it is potentially callable within the next twelve months. NRG South Central has approximately $46.6 million of unfunded debt service reserve commitments at December 31, 2002.

      NRG South Central expects to have cash available for operations through 2003. This forecast does not assume further investment by Xcel Energy in NRG Energy, further contributions to NRG South Central from NRG Energy, or modification of NRG South Central’s current debt obligations. In the event that NRG Energy and NRG South Central are unable to work through the issues as described above and are unable to obtain adequate financing on terms acceptable to NRG Energy and NRG South Central to continue their operations, NRG Energy and NRG South Central may have to file bankruptcy. NRG Energy and NRG South Central’s inability to obtain timely waivers and avoid defaults on their credit obligations could lead to additional involuntary bankruptcy proceedings. In any case, there is substantial doubt as to NRG South Central’s ability to continue as a going concern.

      As a part of the comprehensive restructuring of NRG Energy, NRG Energy’s financial and legal restructuring advisors have been assisting the management of NRG South Central in the preparation of a comprehensive financial and operational restructuring for NRG South Central. NRG South Central and its advisors have been meeting regularly to discuss restructuring issues relating to NRG South Central with an ad hoc committee of its bondholders (the NRG South Central Bondholder Committee). NRG South Central, its management and its financial and legal advisors have engaged in discussions with the NRG Project Bondholder Committee regarding the terms and conditions of a restructuring of the debt of NRG South Central.

NRG SOUTH CENTRAL GENERATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The accompanying consolidated financial statements have been prepared assuming NRG South Central will continue as a going concern. The financial consolidated statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

     Principles of Consolidation

      The consolidated financial statements include the accounts of NRG South Central and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Accounting policies for all of NRG South Central’s operations are in accordance with accounting principles generally accepted in the United States of America. Investments in projects which NRG South Central does not have control, but has the ability to exercise significant influence over the operating and financial policies, are accounted for under the equity method.

     Nature of operations

      The principal business of NRG South Central is the ownership and operation, through its subsidiaries and affiliates, of power generation facilities and the sale of energy, capacity and related products.

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

      In recording transactions and balances resulting from business operations, NRG South Central uses estimates based on the best information available. Estimates are used for such items as plant depreciable lives, uncollectible accounts and the valuation of long-term energy commodities contracts, among others. In addition, estimates are used to test long-lived assets for impairment and to determine fair value of impaired assets. As better information becomes available (or actual amounts are determinable), the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates

     Reclassifications

      Certain prior year amounts have been reclassified for comparative purposes. These reclassifications had no effect on net income or total members’ equity as previously reported.

     Cash and Cash Equivalents

      NRG South Central considers cash to include cash and short-term investments with original maturities of three months or less.

     Restricted Cash

      Restricted cash consists primarily of funds held in trust accounts to satisfy the requirements of certain debt agreements. The use of cash is restricted due to debt covenant violations which occurred during 2002. As of December 31, 2002, the restricted cash balance was $109 million.

     Inventory

      Inventory consisting of coal, spare parts and fuel oil is stated at the lower of weighted average cost or market (Note 4).

NRG SOUTH CENTRAL GENERATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Prepaid Expenses

      Prepaid expenses include insurance, taxes and other prepayments.

     Property, Plant and Equipment

      Property, plant and equipment are stated at cost. Significant additions or improvements extending asset lives are capitalized, while repairs and maintenance that do not improve or extend the life of the respective asset are charged to expense as incurred, including planned major maintenance. Depreciation is computed on a straight-line basis over the following estimated useful lives:

Facilities, machinery and equipment	10 to 40 years
Office furnishings and equipment	3 to 10 years

      The assets and related accumulated depreciation amounts are adjusted for asset retirements and disposals with the resulting gain or loss included in Operations.

     Asset Impairments

      Long-lived assets that are held and used are reviewed for impairment whenever events or changes in circumstances indicate carrying values may not be recoverable. Such reviews were performed in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets, (SFAS No. 144) in 2002 and SFAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (SFAS No. 121) in prior years. An impairment loss is recognized if the total future estimated undiscounted cash flows expected from an asset is less than its carrying value. An impairment charge is measured by the difference between an asset’s carrying amount and fair value. Fair values are determined by a variety of valuation methods, including appraisals, sales prices of similar assets and present value techniques.

      Investments accounted for by the equity method are reviewed for impairment in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” APB Opinion No. 18 requires that a loss in value of an investment that is other than a temporary decline should be recognized. NRG South Central identifies and measures loss in value of equity investments based upon a comparison of fair value to carrying value.

     Capitalized Interest

      Interest incurred on funds borrowed to finance projects expected to require more than three months to complete is capitalized. Capitalization of interest is discontinued when the asset under construction is ready for its intended use or when a project is terminated or construction ceased. Capitalized interest was approximately $6.3 million in 2002 and zero in 2001 and 2000.

     Capitalized Project Costs

      Development costs and capitalized project costs include third party professional services, permits, and other costs that are incurred incidental to a particular project. Such costs are expensed as incurred until an acquisition agreement or letter of intent is signed, and the project has been approved by NRG Energy’s Board of Directors. Additional costs incurred after this point are capitalized. When a project begins operation, previously capitalized project costs are reclassified to equity investments in affiliates or property, plant and equipment and amortized on a straight-line basis over the lesser of the life of the project’s related assets or revenue contract period. Capitalized costs are charged to expense if a project is abandoned or management otherwise determines the costs to be unrecoverable.

NRG SOUTH CENTRAL GENERATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Debt Issuance Costs

      Debt issuance costs are capitalized and amortized as interest expense on a basis which approximates the effective interest method over the terms of the related debt.

     Intangible Assets

      During the first quarter of 2002, NRG South Central adopted SFAS No. 142 — “Goodwill and Other Intangible Assets” (SFAS No. 142), which requires new accounting for intangible assets. Intangible assets with finite lives will be amortized over their economic useful lives and periodically reviewed for impairment. As of December 31, 2002 and 2001, NRG South Central had approximately $1.6 million and $1.7 million, respectively, of intangible assets, which are included as part of other assets. Intangible assets represent contractual rights held by NRG South Central and are amortized over their economic useful lives and reviewed for impairment on a periodic basis.

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

      The equity method of accounting is applied to investments in partnerships, because the ownership structure prevents NRG South Central from exercising a controlling influence over operating and financial policies of the projects. Under this method, equity in pretax income or losses are reflected as equity in earnings of unconsolidated affiliates.

Power Marketing Activities

      NRG South Central has entered into a contract with NRG Power Marketing for the sale of energy, capacity and ancillary services produced and the procurement and management of fuel and emission allowances, which enables the affiliate to engage in forward purchases, sales and hedging transactions to manage NRG South Central’s electricity price exposure. Net gains or losses on hedges by the marketing affiliate, which are physically settled, are recognized in the same manner as the hedged item. NRG South Central receives the net transaction price on all contracts that are physically settled by its marketing affiliate.

Income Taxes

      NRG South Central’s net income or loss for income tax purposes, along with any associated tax credits, is included in the tax returns of NRG Energy. Accordingly, no provision has been made for federal or state income taxes in the accompanying financial statements.

Concentrations of Credit Risk

      Financial instruments which potentially subject NRG South Central to concentrations of credit risk consist primarily of cash, accounts receivable, notes receivable and investments in debt securities. Cash accounts are generally held in Federally insured banks. Accounts receivable, notes receivable and derivative instruments are concentrated within entities engaged in the energy industry. These industry concentrations may impact NRG South Central’s overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by changes in economic, industry or other conditions. Receivables are generally not collateralized; however, NRG South Central believes the credit risk posed by industry concentration is offset by the diversification and creditworthiness of its customer base.

NRG SOUTH CENTRAL GENERATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

      The carrying amount of cash and cash equivalents, receivables, accounts payables, and accrued liabilities approximate fair value because of the short maturity of these instruments. The fair value of long term debt is estimated based on quoted market prices and similar instruments with equivalent credit quality.

Summary of Cajun Electric (Predecessor) Cash Flows

      Summarized cash flows from operating and investing activities for Cajun Electric (Predecessor) for the three months ended March 30, 2000 were as follows:

Three Months Ended
March 30, 2000

(In thousands)
Cash flows from operating activities:
Excess of revenues over costs and expenses	$7,229
Adjustments to reconcile net margins to net cash:
Depreciation and amortization	9,647
Asset dispositions	15
Changes in accounts receivable	2,133
Changes in fuel and prepayments	(4,153)
Changes in accounts payable and accrued expenses	6,058

Net cash provided by operating activities	20,929

Cash flows for investing activities
Capital expenditures	(1,142)

Net cash used in investing activities	$(1,142)

New Accounting Pronouncements

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The liability is initially capitalized as part of the cost of the related tangible long-lived asset and thus depreciated over the asset’s useful life. Accretion of the liabilities due to the passage of time will be an operating expense. Retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 are those for which a legal obligation exists under enacted laws, statutes written or oral contracts, including obligations arising under the doctrine of promissory estoppel. NRG South Central is required to adopt SFAS No. 143 on January 1, 2003. NRG South Central is in the process of evaluating the impact of adopting SFAS No. 143 on its financial condition.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” (SFAS No. 145) that supercedes previous guidance for the reporting of gains and losses from extinguishment of debt and accounting for leases, among other things. SFAS No. 145 requires that only gains and losses from the extinguishment of debt that meet the requirements for classification as “Extraordinary Items,” as prescribed in Accounting Principles Board Opinion No. 30, should be disclosed as such in the financial statements. Previous guidance required all gains and losses from the extinguishment of debt to be classified as “Extraordinary Items.” This portion of SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with restatement of prior periods

NRG SOUTH CENTRAL GENERATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

required. NRG South Central has no extraordinary gains or losses resulting from extinguishment of debt during the three years ended December 31, 2002 that will require restatement upon adoption of this part of the statement.

      In addition, SFAS No. 145 amends SFAS No. 13, “Accounting for Leases,” (SFAS No. 13) as it relates to accounting by a lessee for certain lease modifications. Under SFAS No. 13, if a capital lease is modified in such a way that the change gives rise to a new agreement classified as an operating lease, the assets and obligation are removed, a gain or loss is recognized and the new lease is accounted for as an operating lease. Under SFAS No. 145, capital leases that are modified so the resulting lease agreement is classified as an operating lease are to be accounted for under the sale-leaseback provisions of SFAS No. 98, “Accounting for Leases.” These provisions of SFAS No. 145 were effective for transactions occurring after May 15, 2002. SFAS No. 145 will be applied as required. Adoption of SFAS No. 145 is not expected to have a material impact on NRG South Central.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (SFAS No. 146), SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

      In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of the guarantee for the obligations the guarantor has undertaken in issuing the guarantee. See Note 17.

      In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46). FIN No. 46 requires an enterprise’s consolidated financial statements to include subsidiaries in which the enterprise has a controlling interest. Historically, that requirement has been applied to subsidiaries in which an enterprise has a majority voting interest, but in many circumstances the enterprise’s consolidated financial statements do not include the consolidation of variable interest entities with which it has similar relationships but no majority voting interest. Under FIN No. 46 the voting interest approach is not effective in identifying controlling financial interest. Assets of entities consolidated upon adoption of the new standard will be initially recorded at their carrying amounts at the date the requirements of the new rule first apply. If determining carrying amounts as required is impractical, then the assets are to be measured at fair value the first date the new rule applies. Any difference between the net amount of any previously recognized interest in the newly consolidated entity should be recognized as the cumulative effect of an accounting change. FIN No. 46 becomes effective in the third quarter of 2003. Fin No. 46 is not expected to have a significant impact on NRG South Central.

Note 3 —	Special Charges

      The credit rating downgrades, defaults under certain credit agreements, increased collateral requirements and reduced liquidity experienced by NRG South Central during the third quarter of 2002 were “triggering events” which, pursuant to SFAS No. 144, required the Company to review the recoverability of its long-lived

NRG SOUTH CENTRAL GENERATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets. As a result, NRG South Central determined that Bayou Cove Peaking Power, a wholly-owned subsidiary of NRG Bayou Cove, and the turbine generator held at NRG South Central’s New Roads Holdings subsidiary, became impaired during the third quarter of 2002 and should be written down to fair market value. During 2002, NRG South Central recorded impairment charges of $126.6 million and $12.0 million on NRG Bayou Cove and the turbine generator, respectively. The impairment of assets was recognized as special charges in the third quarter of 2002 statement of operations, as restated during the fourth quarter of 2002 (Note 18).

      To determine whether an asset was impaired, NRG South Central compared the asset carrying values to total future estimated undiscounted cash flows. Separate analyses were completed for assets or groups of assets at the lowest level for which identifiable cash flows were largely independent of the cash flows of other assets and liabilities. The estimates of future cash flow included only future cash flows, net of associated cash outflows, directly associated with and expected to arise as a result of NRG Energy’s assumed use and eventual disposition of the asset. Cash flow estimates associated with assets in service were based on the asset’s existing service potential.

      If an asset was determined to be impaired based on the cash flow testing performed, an impairment loss was recorded to write down the asset to its fair value. Estimates of fair value were based on present value techniques. The fair value represents a discounted cash flow amount over the remaining life of each project that reflects project-specific assumptions for long-term power pool prices, escalated future project operating costs, and expected plant operation given assumed market conditions.

      Additional asset impairments may be recorded by NRG South Central in periods subsequent to December 31, 2002, given the changing business conditions and the resolution of the pending restructuring plan. Management is unable to determine the possible magnitude of any additional asset impairments, but they could be material.

      In addition to asset impairment charges, NRG South Central incurred $1.4 million of expected severance costs associated with the combining of various functions and restructuring costs consisting of advisor fees. These costs were also recognized as special charges in the statement of operations.

Note 4 —	Inventory

      Inventory, which is stated at the lower of weighted average cost or market, consists of:

	December 31,	December 31,
	2002	2001

	(In thousands)
Coal	$48,001	$36,571
Spare Parts	15,523	15,582
Fuel oil	840	763

Total	$64,364	$52,916

NRG SOUTH CENTRAL GENERATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 —	Property, Plant and Equipment

      Property, plant and equipment consists of the following:

	December 31,	December 31,
	2002	2001

	(In thousands)
Land	$15,579	$14,308
Facilities, machinery and equipment	1,194,138	1,157,357
Office furnishings and equipment	4,433	3,618
Construction in progress	988	41,785
Less: Accumulated depreciation	(83,242)	(50,556)

Property, plant and equipment (net)	$1,131,896	$1,166,512

Note 6 — Long and Short-Term Debt

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

      On March 30, 2000, NRG South Central issued $800 million of senior secured bonds in two tranches. The first tranche was for $500 million with a coupon of 8.962% and a maturity of 2016. The second tranche was for $300 million with a coupon of 9.479% and a maturity of 2024. Interest on the bonds is payable in arrears on each March 15 and September 15. Principal payments are made semi-annually on each March 15 and September 15. The proceeds of the bonds were used to finance NRG South Central’s acquisition of the Cajun generating facilities on March 31, 2000. On December 13, 2000, NRG South Central commenced an Exchange offer of these bonds with registered bonds that contain similar terms and conditions. The Exchange offer was closed on January 19, 2001 with all bonds being exchanged. As of December 31, 2002 and 2001, there remains $750.8 million and $763.5 million of outstanding bonds, respectively. On September 15, 2002, NRG South Central missed a $47 million principal and interest payment. The 15-day grace period to make payment related to this issue passed and NRG South Central did not make the required payments. On November 21, 2002, the bond trustee, on behalf of bondholders, accelerated the approximately $750 million of debt under the NRG South Central Generating, LLC facility, rendering the debt due and payable. In January 2003, the South Central Generating bondholders unilaterally withdrew $35.6 million from the restricted revenue account, relating to the September 15, 2002, interest payment and fees. On March 17, 2003 South Central bondholders were paid $34.4 million due in relation to the semi-annual interest payment and the $12.8 million principal payment was deferred. NRG South Central remains in default on these notes, as a result, the debt has been classified as current at December 31, 2002. NRG South Central Generating LLC’s secured bonds currently carry a rating of D at S&P and Caa1 at Moody’s

      NRG South Central’s obligations in respect to the bonds are secured by a security interest in NRG Central’s and South Central Generation’s interests in NRG South Central and its membership interest in Louisiana Generating; all of the assets related to the Cajun facilities, including its rights under all intercompany notes between NRG South Central and Louisiana Generating but excluding those assets transferred to New Roads at the time of acquisition; the revenue account and the debt service reserve account.

      Louisiana Generating issued a guarantee in favor of the bondholders, which unconditionally and irrevocably guarantees the payment of principal, of premium (if any) and of interest on the bonds. The guarantee is a guarantee of payment and the bond trustee is entitled to make demands for payment under the guarantee any time that amounts due and payable on the bonds have not been paid.

NRG SOUTH CENTRAL GENERATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The obligations of Louisiana Generating are secured by a mortgage with respect to Big Cajun I and II and an interest in:

•	All of Louisiana Generating’s interest in the Cajun facilities and substantially all personal property associated with the Cajun facilities except for fixtures not located at the Cajun facilities and the assets transferred to New Roads at the time of the acquisition;

•	Substantially all contracts, associated with the Cajun facilities to which Louisiana Generating is a party, and all consents to the assignment of these contracts that have been obtained;

•	All licenses, permits and governmental approvals associated with the Cajun facilities;

•	All insurance policies associated with the Cajun facilities and all monies paid to Louisiana Generating on these policies;

•	All revenues of the Cajun facilities, including revenues from power sales contracts entered into by NRG Power Marketing or any other entity which has entered into a power marketing agreement with Louisiana Generating associated with the Cajun facilities; and the revenue account.

     Optional Redemption

      NRG South Central may redeem the bonds in whole or in part at any time at a redemption price equal to:

•	100% of the principal amount of the bonds being redeemed, plus

•	interest on the bonds being redeemed, accrued and unpaid to, but excluding, the date of redemption, plus

•	a make whole premium based on an amount equal to the excess, if any, of (a) the discounted present value of all interest and principal payments scheduled to become due in respect to the bonds to be redeemed (such discounted present value to be determined on the basis of a discount rate equal to (i) the treasury rate and (ii) 50 basis points), over (b) the outstanding principal amount of the applicable bonds to be redeemed.

      On June 18, 2002, NRG Peaker Finance Company LLC (NRG Peaker), a wholly owned subsidiary of NRG and affiliate of NRG South Central, issued $325 million of senior secured bonds. Interest on the bonds is payable on March 10, June 10, September 10, and December 10 of each year commencing on September 10, 2002. The Peaker projects which secure the senior secured bonds are a combination of several indirect wholly owned subsidiaries of NRG Energy, Inc., which include the following entities: Bayou Cove Peaking Power LLC (Bayou Cove), Big Cajun I Peaking Power LLC (Big Cajun Peaking), NRG Rockford LLC and Rockford II LLC and NRG Sterlington Power LLC (Sterlington). Three of these entities, Bayou Cove, Big Cajun Peaking, and Sterlington, are wholly owned non-guarantor subsidiaries of the NRG South Central. NRG Peaker Finance Company LLC advanced unsecured loans in the amounts of $107.4 million to Bayou Cove through project loan agreements. The project owners used the gross proceeds of the loans to (1) reimburse NRG Energy for construction and/or acquisition costs for the peaker projects previously paid by NRG Energy, (2) pay to XL Capital Assurance (XLCA) the premium for the Bond Policy, (3) provide funds to NRG Peaker to collateralize a portion of NRG Energy’s contingent guaranty obligations and (4) pay transaction costs incurred in connection with the offering of the bonds (including reimbursement of NRG Energy for the portion of such costs previously paid by NRG Energy). As of December 31, 2002, Bayou Cove, had an affiliate loan outstanding in the amount of $105.5 million, in connection with the NRG Peaker bonds. The note bears a fixed interest rate of 6.673%. On the maturity date of June 10, 2019, the principal and accrued interest is due. NRG Peaker bonds are in default; therefore, the affiliate loan outstanding has been classified as current as of December 31, 2002. Pursuant to the issuance of the bonds, approximately $21.2 million of deferred finance costs were allocated to Bayou Cove, Big Cajun Peaking and Sterlington.

NRG SOUTH CENTRAL GENERATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These costs represent prepayment of a credit insurance policy (Bond Policy) with XL Capital Assurance. This Bond Policy is a financial guaranty insurance policy that guarantees payment of scheduled principal and interest payments on the bonds.

      The bonds are secured by a pledge of membership interests in NRG Peaker and a security interest in all of its assets, which initially consisted of notes evidencing loans to the affiliate project owners, including Bayou Cove, Big Cajun Peaking and Sterlington. The project owners’ jointly and severally guarantied the entire principal amount of the bonds and interest on such principal amount. The project owner guaranties are secured by a pledge of the membership interest in three of five project owners, including Bayou Cove, and a security interest in substantially all of the project owners’ assets related to the peaker projects, including equipment, real property rights, contracts and permits. NRG Energy has entered into a contingent guaranty agreement in favor of the collateral agent for the benefit of the secured parties, under which it agreed to make payments to cover scheduled principal and interest payments on the bonds and regularly scheduled payments under the interest rate swap agreement, to the extent that the net revenues from the peaker projects are insufficient to make such payments, in specified circumstances. This financing contains a cross-default provision related to the failure by NRG Energy to make payment of principal, interest or other amounts due on debt for borrowed money in excess of $50 million of payment defaults by NRG Energy, a covenant that was violated in October 2002. In addition, liens were placed against the Bayou Cove facility resulting in an additional default. NRG Peaker is in the process of getting such liens released. On October, 22 2002, XL Capital issued a notice on default on the Peaker financing facility. On December 10, 2002, $16.0 million in interest, principal, and swap payments were made from NRG Energy’s restricted cash accounts. As a result, $319.4 million in principal remains outstanding as of December 31, 2002.

      NRG Peaker also entered into an interest rate swap agreement pursuant to which it agreed to make fixed rate interest payments and receive floating rate interest payments. The interest rate swap counter-party will have a security interest in the collateral for the bonds and the collateral for the project owner guaranties. Net payments to be made by NRG Peaker under the interest rate swap agreement are guaranteed pursuant to a separate financial guaranty insurance policy, the issuer of which has a security interest in the collateral for the bonds and the collateral for the project owner guaranties. NRG Peaker was in compliance with this agreement at December 31, 2002.

Note 7 — Derivative Instruments and Hedging Activity

      On January 1, 2001, NRG South Central adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 requires NRG South Central to record all derivatives on the balance sheet at fair value. Changes in the fair value of non-hedge derivatives are immediately recognized in earnings. Changes in fair values of derivatives accounted for as hedges are either recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or for forecasted transactions, deferred and recorded as a component of accumulated other comprehensive income (OCI) until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative instrument’s change in fair value is immediately recognized in earnings. NRG South Central also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in either the fair value or cash flows of the hedged item. This assessment includes all components of each derivative’s gains or losses unless otherwise noted. When it is determined that a derivative ceases to be a highly effective hedge, hedge accounting is discontinued.

      SFAS No. 133 applies to NRG South Central’s long-term power sales contracts, long-term gas purchase contracts and other energy related commodities financial instruments used to mitigate variability in earnings due to fluctuations in spot market prices, hedge fuel requirements at generation facilities and protect

NRG SOUTH CENTRAL GENERATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investments in fuel inventories. At December 31, 2002, NRG South Central had various commodity contracts extending through 2003. None of these contracts are designated as hedging instruments.

     Accumulated Other Comprehensive Income

      The following table summarizes the effects of SFAS No. 133 on the Company’s Accumulated Other Comprehensive Income balance as of December 31, 2002 and 2001, respectively:

	Energy
	Commodities

	Year Ended
	December 31,

Gains/(Losses) in $ thousands	2002	2001

Beginning Balance	$—	$—
Initial adoption of SFAS No. 133.	—	500
Unwound from OCI during period:	—	—
— due to forecasted transaction no longer probable	—	—
— due to unwinding of previously deferred amounts	—	(500)
Mark to market of hedge contracts	—	—

Ending Balance	$—	$—

Gains/(Losses) expected to unwind from OCI during next 12 months	$—	$—

      The adoption of SFAS No. 133 on January 1, 2001, resulted in an after-tax unrealized gain of $0.5 million related to previously deferred net gains on derivatives designated as hedges. During the year ended December 31, 2001, NRG South Central reclassified gains of $0.5 million from OCI to current-period earnings. The net balance in OCI relating to SFAS No. 133 as of December 31, 2002 and 2001 was $0. NRG South Central has no derivative instruments classified as hedges and no deferred gains or losses in OCI at December 31, 2002.

     Statement of Operations

      The following tables summarize the effects of SFAS No. 133 on NRG South Central’s statement of operations for the period ended December 31, 2002 and 2001, respectively:

	Energy
	Commodities

	December 31,

Gains/(Losses) in $ thousands	2002	2001

Revenue from majority owned subsidiaries	$92	$21
Cost of operations	(97)	(39)

Total Statement of Operations impact	$(5)	$(18)

      During the years ended December 31, 2002 and 2001, respectively, NRG South Central recognized no gain or loss due to ineffectiveness of commodity cash flow hedges, and no components of NRG South Central’s derivative instruments’ gains or losses were excluded from the assessment of effectiveness.

      NRG South Central’s earnings for the years ended December 31, 2002 and 2001 were decreased by unrealized losses of $5,000 and $18,000, respectively, associated with changes in the fair value of energy related derivative instruments not accounted for as hedges in accordance with SFAS No. 133.

NRG SOUTH CENTRAL GENERATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Related Party Transactions

      NRG South Central and certain of its subsidiaries entered into a power sale and agency agreement with NRG Power Marketing Inc., a wholly owned subsidiary of NRG Energy. The agreement is effective until December 31, 2030. Under the agreement, NRG Power Marketing Inc. will (i) have the exclusive right to manage, market and sell all power not otherwise sold or committed to or by NRG South Central or its subsidiaries, (ii) procure and provide to NRG South Central and certain of its subsidiaries all fuel required to operate its respective facilities and (iii) market, sell and purchase all emission credits owned, earned or acquired by NRG South Central and certain of its subsidiaries. In addition, NRG Power Marketing Inc. will have the exclusive right and obligation to direct the power output from the facilities.

      Under the agreement, NRG Power Marketing, Inc. pays to NRG South Central and certain of its subsidiaries gross receipts generated through sales, less costs incurred by NRG Power Marketing, Inc. relative to its providing services (e.g. transmission and delivery costs, fuel cost, taxes, employee labor, contract services, etc.). The Company incurs no fees related to these power sales and agency agreements with NRG Power Marketing.

      NRG South Central and certain of its subsidiaries entered into an operation and maintenance agreement with NRG Operating Services, Inc., (NRG Operating Services) a wholly-owned subsidiary of NRG Energy. The agreement is perpetual in term until terminated in writing by NRG South Central or its subsidiaries or until earlier terminated upon an event of default. Under the agreement, at the request of NRG South Central and certain of its subsidiaries, NRG Operating Services manages, oversees and supplements the operation and maintenance of the Cajun facilities.

      During the years ended December 31, 2002 and 2001, and for the period March 30, 2000 (Inception) through December 31, 2000, NRG South Central and its subsidiaries incurred no operating and maintenance costs from NRG Operating Services.

      NRG South Central entered into an agreement with NRG Energy for corporate support and services. The agreement is perpetual in term until terminated in writing by NRG South Central or until earlier terminated upon an event of default. Under the agreement, NRG Energy will provide services, as requested, in areas such as human resources, accounting, finance, treasury, tax, office administration, information technology, engineering, construction management, environmental, legal and safety. Under the agreement, NRG Energy is paid for personnel time as well as out-of-pocket costs.

      During the years ended December 31, 2002 and 2001, and for the period March 30, 2000 (Inception) through December 31, 2000, NRG South Central incurred approximately $0.8 million, $0.6 million and $0.5 million, respectively, for corporate support and services.

      As of December 31, 2002 and 2001, NRG South Central has an accounts payable-affiliates balance of approximately $126.5 million and $27.2 million, respectively, which consisted primarily of a payable to NRG Energy for capitalized development costs incurred prior to the acquisition of the Cajun facilities, construction costs related to Bayou Cove and operating expenses paid on behalf of NRG South Central as described in the paragraphs above.

      During 2002, in connection with the Peaker financing, Louisiana Generating sold 50% of its interest in the natural gas line to Big Cajun 1 Peakers at a gain of $400 thousand. The intercompany gain was eliminated in consolidation.

Note 9 — Benefits Disclosures

      Louisiana Generating retained a number of the administrative and operating personnel of Cajun Electric upon acquisition of Cajun Electric’s generating facilities. Prior to March 31, 2000, these employees were participants in the National Rural Electric Cooperative Association’s Retirement and Security Program, a

NRG SOUTH CENTRAL GENERATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

master multiple-employer defined benefit plan. Effective March 31, 2000, the Cooperative’s defined benefit and 401-K plans were terminated, no pension obligation was assumed by Louisiana Generating or NRG Energy. Louisiana Generating sponsors a cash balance pension plan arrangement whereby the employees are entitled to a pension benefit of approximately 7% of total payroll. The employees are also eligible to participate in a 401-K plan that provides for the matching of specified amounts of employee contributions to the plan.

      For the years ended December 31, 2002 and 2001, and the period March 30, 2000 (Inception) through December 31, 2000, NRG South Central recorded approximately $357,000, $264,000 and $1 million, respectively, of pension expense and approximately $680,800, $458,000 and $265,000, respectively, of 401-K matching funds.

Note 10 — Sales to Significant Customers

      During 2002, two customers accounted for 32.8% of NRG South Central’s gross revenues, Southwest Louisiana Electric Membership Corporation (16.9%) and Dixie Electric Membership Corporation (15.9%). During 2001, two customers accounted for 32.1% of NRG South Central’s gross revenues, Southwest Louisiana Electric Membership Corporation (16.4%) and Dixie Electric Membership Corporation (15.7%). During the period March 30, 2000 (Inception) through December 31, 2000, sales to two customers accounted for 32.8% of NRG South Central’s gross revenues, Southwest Louisiana Electric Membership Corporation (16.7%) and Dixie Electric Membership Corporation (16.1%), respectively, of NRG South Central’s total revenues. During March 2000, NRG South Central entered into certain power sales agreements with eleven distribution cooperatives that were customers of Cajun Electric prior to its acquisition of the Cajun facilities. The initial terms of these agreements provide for the sale of energy, capacity and ancillary services for the periods ranging from four to 25 years. In addition, NRG South Central assumed Cajun Electric’s obligations under four long-term power supply agreements. The terms of these agreements range from 10 to 26 years. These power sales agreements accounted for 80.8%, 78.4% and 81.4%, respectively, of NRG South Central’s total revenues during the years ended December 31, 2002 and 2001, and for the period March 30, 2000 (Inception) through December 31, 2000 (Note 12).

Note 11 — Financial Instruments

      The estimated fair values of NRG South Central’s recorded financial instruments, as of December 31, are as follows:

	2002		2001

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

	(In thousands)
Cash and cash equivalents	$310	$310	$3,208	$3,208
Restricted cash	109,336	109,336
Notes receivable	3,000	3,000
Note payable — affiliate	105,491	105,491
Long-term debt, including current portion	750,750	525,525	763,500	749,551
Decommissioning funds	4,617	4,617	4,336	4,336

      For cash and cash equivalents and restricted cash, the carrying amount approximates fair value because of the short-term maturity of those instruments. The fair value of notes receivable is based on expected future cash flows discounted at market interest rates. The fair value of note payable-affiliate and long-term debt is estimated based on the quoted market prices for these issues. Decommissioning fund investments are comprised of various debt securities of the United States and are carried at amortized cost, which approximates their fair value.

NRG SOUTH CENTRAL GENERATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     Interest Rates

      From time to time, NRG South Central may use interest rate hedging instruments to protect it from an increase in the cost of borrowing. As of December 31, 2002 and 2001, respectively, there were no such instruments outstanding.

Note 12 — Commitments and Contingencies

Operating Lease Commitments

      NRG South Central leases certain of its land, storage space and equipment under operating leases expiring on various dates through 2015. Rental expense under these operating leases was approximately $0.5 million, $0.5 million, and $0.4 million in 2002, 2001, and 2000, respectively. Future minimum lease commitments under these leases for the years ending after December 31, 2002 are as follows:

(Thousands of dollars)

2003	$297
2004	121
2005	51
2006	23
2007	20
Thereafter	160

Total	$672

Capital Requirements

      NRG South Central anticipates funding its ongoing capital requirements through operating cash flows and existing cash. NRG South Central’s capital expenditure program is subject to continuing review and modification. The timing and actual amount of expenditures may differ significantly based upon plant operating history, unexpected plant outages, changes in the regulatory environment, the availability of cash and restructuring efforts.

NRG SOUTH CENTRAL GENERATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NRG SOUTH CENTRAL GENERATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NRG SOUTH CENTRAL GENERATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     Coal Supply Agreement

      Louisiana Generating has entered into a coal supply agreement with Triton Coal. The coal is primarily sourced from Triton Coal’s Buckskin and North Rochelle mines located in the Powder River Basin, Wyoming. The initial term of the Coal supply agreement ends on March 31, 2005. The agreement establishes a base price per ton for coal supplied by Triton Coal. The base price is subjected to adjustment for changes in the level of taxes or other government fees and charges, or variations in the caloric value of the coal shipped. The base price is based on certain annual weighted average quality specifications, subject to suspension and rejection

NRG SOUTH CENTRAL GENERATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

limits. At the end of the agreement, Triton retains certain rights to match competitive offers from other coal vendors, pursuant to the coal supply agreement.

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

Environmental Matters

      The construction and operation of power projects are subject to stringent environmental and safety protection and land use laws and regulation in the United States. These laws and regulations generally require lengthy and complex processes to obtain licenses, permits and approvals from federal, state and local agencies. If such laws and regulations become more stringent and NRG South Central’s facilities are not exempted from coverage, NRG South Central could be required to make extensive modifications to further reduce potential environmental impacts. Also, NRG South Central could be held responsible under environmental and safety laws for the cleanup of pollutant releases at its facilities or at off-site locations where it has sent wastes.

      NRG South Central and its subsidiaries strive to exceed the standards of compliance with applicable environmental and safety regulations. Nonetheless, NRG South Central expects that future liability under or compliance with environmental and safety requirements could have a material effect on its operations or competitive position. It is not possible at this time to determine when or to what extent additional facilities or modifications of existing or planned facilities will be required as a result of possible changes to environmental and safety regulations, regulatory interpretations or enforcement policies. In general, the effect of future laws or regulations is expected to require the addition of pollution control equipment or the imposition of restrictions on NRG South Central’s operations.

      NRG South Central establishes accruals where reasonable estimates of probable environmental and safety liabilities are possible. NRG South Central adjusts the accruals when new remediation responsibilities are discovered and probable costs become estimable, or when current remediation estimates are adjusted to reflect new information.

      Under various federal, state and local environmental laws and regulations, a current or previous owner or operator of any facility, including an electric generating facility, may be required to investigate and remediate releases or threatened releases of hazardous or toxic substances or petroleum products located at the facility, and may be held liable to a governmental entity or to third parties for property damage, personal injury and

NRG SOUTH CENTRAL GENERATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investigation and remediation costs incurred by the party in connection with any releases or threatened releases. These laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, impose liability without regard to whether the owner knew of or caused the presence of the hazardous substances, and courts have interpreted liability under such laws to be strict (without fault) and joint and several. The cost of investigation, remediation or removal of any hazardous or toxic substances or petroleum products could be substantial. NRG South Central has not been named as a potentially responsible party with respect to any off-site waste disposal matter.

      Liabilities associated with closure, post-closure care and monitoring of the ash ponds owned and operated on site at the Big Cajun II Generating Station are addressed through the use of a trust fund maintained by NRG South Central (one of the instruments allowed by the Louisiana Department of Environmental Quality for providing financial assurance for expenses associated with closure and post-closure care of the ponds). The value of the trust fund is approximately $4.6 million at December 31, 2002 and NRG South Central is making annual payments to the fund in the amount of about $116,000. See Note 15.

      The Louisiana Department of Environmental Quality has promulgated State Implementation Plan revisions to bring the Baton Rouge ozone non-attainment area into compliance with National Ambient Air Quality Standards. NRG South Central participated in development of the revisions, which require the reduction of NOx emissions at the gas-fired Big Cajun I Power Station and coal-fired Big Cajun II Power Station to 0.1 pounds NOX per million Btu heat input and 0.21 pounds NOX per million Btu heat input, respectively. This revision of the Louisiana air rules would appear to constitute a change-in-law covered by agreement between Louisiana Generating LLC and the electric cooperatives allowing the costs of added combustion controls to be passed through to the cooperatives. The capital cost of combustion controls required at the Big Cajun II Generating Station to meet the State’s NOx regulations will total about $10.0 million each for Units 1 & 2. Unit 3 has already made such changes. The capital cost of combustion controls required at the Big Cajun I Generating Station to meet the State’s NOx regulations will total about $5 million to $10 million for the Unit 1 & 2 steam boilers.

Legal Issues

Pointe Coupee Parish Police Jury and Louisiana Generating, LLC v. United States Environmental Protection Agency and Christine Todd Whitman, Administrator, Adversary Proceeding No. 02-61021 on the docket of the United States Court of Appeals for the Fifth Circuit

      On December 2, 2002, a Petition for Review was filed to appeal the United States Environmental Protection Agency’s approval of the Louisiana Department of Environmental Quality’s (“DEQ”) revisions to the Baton Rouge State Implementation Plan (“SIP”). Pointe Coupee and NRG Energy’s subsidiary, Louisiana Generating, object to the approval of SIP Section 4.2.1. Permitting NOx Sources that purports to require DEQ to obtain offsets of major increases in emissions of nitrogen oxides (NOx) associated with major modifications of existing facilities or construction of new facilities both in the Baton Rouge Ozone Nonattainment Area and in four adjoining attainment parishes referred to as the Region of Influence, including Pointe Coupee Parish. The plaintiffs’ challenge is based on DEQ’s failure to comply with Administrative Procedures Act requirements related to rulemaking and EPA’s regulations which prohibit EPA from approving a SIP not prepared in accordance with state law. The court granted a sixty (60) day stay of this proceeding on February 25, 2003 to allow the parties to conduct settlement discussions. At this time, NRG Energy is unable to predict the eventual outcome of this matter or the potential loss contingencies, if any, to which the Company may be subject.

NRG SOUTH CENTRAL GENERATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the Matter of Louisiana Generating, LLC, Adversary Proceeding No. 2002-1095 1-EQ on the Docket of the Louisiana Division of Administrative Law

      During 2000, DEQ issued a Part 70 Air Permit modification to Louisiana Generating to construct and operate two 240 MW natural gas-fired turbines. The Part 70 Air Permit set emissions limits for the criteria air pollutants, including Nox, based on the application of Best Available Control Technology (“BACT”). The BACT limitation for NO(x) was based on the guarantees of the manufacturer, Siemens-Westinghouse. Louisiana Generating sought an interim emissions limit to allow Siemens-Westinghouse time to install additional control equipment. To establish the interim limit, DEQ issued a Compliance Order and Notice of Potential Penalty, No. AE-CN-02-0022, on September 8, 2002, which is, in part, subject to the referenced administrative hearing. DEQ alleged that Louisiana Generating did not meet its NO(x) emissions limit on certain days, did not conduct all opacity monitoring and did not complete all record keeping and certification requirements. Louisiana Generating intends to vigorously defend certain claims and any future penalty assessment, while also seeking an amendment of its limit for NO(x). An initial status conference has been held with the Administrative Law Judge and quarterly reports will be submitted to describe progress, including settlement and amendment of the limit. In addition, NRG Energy may assert breach of warranty claims against the manufacturer. With respect to the administrative action described above, at this time NRG South Central is unable to predict the eventual outcome of this matter or the potential loss contingencies, if any, to which the Company may be subject.

NRG Sterlington Power, LLC

      During 2002, NRG Sterlington conducted a review of the Sterlington Power Facility’s Part 70 Air Permit obtained by the facility’s former owner and operator, Koch Power, Inc. Koch had outlined a plan to install eight 25 megawatt (MW) turbines to reach a 200 MW limit in the permit. Due to the inability of several units to reach their nameplate capacity, Koch determined that it would need additional units to reach the electric output target. In August 2000, NRG Sterlington acquired the remaining interests in the facility not originally held on a passive basis and sought the transfer of the Part 70 Air Permit along with a modification to incorporate two 17.5 MW turbines installed by Koch and to increase the total number of turbines to ten. The permit modification was issued February 13, 2002. During further review, NRG Sterlington determined that a ninth unit had been installed prior to issuance of the permit modification. In keeping with its environmental policy, it disclosed this matter to DEQ during April, 2002. Additional information was provided during July 2002. As DEQ has not acted to date to institute an enforcement proceeding, NRG South Central suspects that it may not. However, as it is not time barred from doing so, NRG South Central is unable at this time to predict the eventual outcome or potential loss contingencies, if any, to which the Company may be subject.

NRG Energy Credit Defaults

      NRG Energy and various of its subsidiaries are in default under various of their credit facilities, financial instruments, construction agreements and other contracts, which have given rise to liens, claims and contingencies against them and may in the future give rise to additional liens, claims and contingencies against them. In addition, NRG Energy and various of its subsidiaries have entered into various guarantees, equity contribution agreements, and other financial support agreements with respect to the obligations of their affiliates, which have given rise to liens, claims and contingencies against them and may in the future give rise to additional liens, claims and contingencies against the party or parties providing the financial support. NRG Energy cannot at this time predict the outcome or financial impact of these matters.

Note 13 — Predecessor Revenues and Expenses

      The accompanying Consolidated Statements of Operations contains a statement of certain revenues and expenses of Cajun Electric, the predecessor of Louisiana Generating, on a carve-out basis for the three months

NRG SOUTH CENTRAL GENERATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended March 31, 2000. These results have been separated by a “black line” due to the change in basis of the assets of Cajun Electric on the date of our acquisition. These results represent certain revenues and expenses of Cajun Electric’s non-nuclear electric generating business, which were acquired on March 31, 2000. The carve-out revenues and expenses exclude Cajun Electric’s investment earnings, interest expense, bankruptcy reorganization costs and income taxes.

Note 14 — Jointly Owned Plant

      On March 31, 2000, Louisiana Generating acquired a 58% interest in the Big Cajun II, Unit 3 generation plant. Entergy Gulf States owns the remaining 42%. Big Cajun II, Unit 3 is operated and maintained by Louisiana Generating pursuant to a joint ownership participation and operating agreement. Under this agreement, Louisiana Generating and Entergy Gulf States are each entitled to their ownership percentage of the hourly net electrical output of Big Cajun II, Unit 3. All fixed costs are shared in proportion to the ownership interests. Fixed costs include the cost of operating common facilities. All variable costs are borne in proportion to the energy delivered to the owners. Our statements of operations include our share of all fixed and variable costs of operating the unit. NRG South Central’s 58% share of the original cost include in Property, Plant and Equipment, at December 31, 2002 and 2001 was $189.0 and $179.7 million, respectively. The corresponding accumulated depreciation and amortization at December 31, 2002 and 2001 was $12.3 million and $7.8 million, respectively.

Note 15 — Decommissioning Fund

      NRG South Central is required by the State of Louisiana Department of Environmental Quality (“DEQ”) to rehabilitate its Big Cajun II ash and wastewater impoundment areas upon removal from service of the Big Cajun II facilities. On July 1, 1989, a guarantor trust fund (the “Solid Waste Disposal Trust Fund”) was established to accumulate the estimated funds necessary for such purpose. NRG South Central’s predecessor deposited $1.06 million in the Solid Waste Disposal Trust Fund in 1989, and funded $116,000 annually thereafter, based upon an estimated future rehabilitation cost (in 1989 dollars) of approximately $3.5 million and the remaining estimated useful life of the Big Cajun II facilities. Cumulative contributions to the Solid Waste Disposal Trust Fund and earnings on the investments therein are accrued as a decommissioning liability. At December 31, 2002 and 2001, the carrying value of the trust fund investments and the related accrued decommissioning liability was approximately $4.6 million and $4.3 million, respectively. The trust fund investments are comprised of various debt securities of the United States and are carried at amortized cost, which approximates their fair value. NRG South Central is reviewing its obligation related to these matters in connection with the adoption of SFAS No. 143.

Note 16 — Sale of Equity Method Investment

      In September 2002, NRG Energy agreed to sell its indirect 50% interest in SRW Cogeneration LP (SRW), to its partner in SRW Conoco, Inc. in consideration for Conoco’s agreement to terminate or assume all of the obligations of NRG Energy in relation to SRW. SRW owns a cogeneration facility in Orange County, Texas. NRG South Central recorded a charge of approximately $48 million during the third quarter to write down the carrying value of its investment due to the pending sale. The sale closed on November 5, 2002.

Note 17 — Guarantees

      In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The

NRG SOUTH CENTRAL GENERATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of the guarantee for the obligations the guarantor has undertaken in issuing the guarantee.

      NRG South Central guarantees the purchase and sale of fuel, emission credits and power generation to and from third parties in connection with the operation of some of NRG South Central’s generation facilities. As of December 31, 2002, NRG South Central’s obligations pursuant to its guarantees of the performance of its subsidiaries totaled approximately $39.7 million.

      In June 2002, NRG Peaker Finance Company LLC issued $325 million of secured bonds to make loans to affiliates which own natural gas fired “peaker” electric generating projects. As of December 31, 2002, $319.4 million remains outstanding. NRG Peaker Finance Company LLC advanced unsecured loans in the amount of $107.4 million to Bayou Cove through project loan agreements. The remaining $217.6 million was advanced to NRG Rockford LLC and Rockford II LLC, indirect wholly owned subsidiaries of NRG Energy, Inc. As of December 31, 2002, Bayou Cove had an intercompany loan outstanding in the amount of $105.5 million. The principal and interest payments, in addition to the obligation to pay fees and other finance expenses, in connection with the bonds are jointly and severally guaranteed by each of the three projects. As a result, NRG South Central’s obligation pursuant to its guarantee of the secured bonds is $319.4 million as of December 31, 2002.

      Louisiana Generating is a guarantor of the bonds issued on March 30, 2000 to acquire the Cajun facilities.

Note 18 — Unaudited Quarterly Financial Data

      Subsequent to the issuance of NRG South Central’s financial statements for the quarter ended September 30, 2002, NRG South Central’s management determined that the accounting for certain transactions required restatement.

      NRG South Central determined that it had misapplied the provisions of SFAS No. 144 related to asset groupings in connection with the review for impairment of its long-lived assets during the quarter ended September 30, 2002. SFAS No. 144 requires that for purposes of testing recoverability, assets be grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. NRG South Central recalculated the asset impairment tests in accordance with SFAS No. 144 using the appropriate asset grouping for independent cash flows for each generation facility. As a result, NRG South Central concluded that an asset impairment should have been recorded for its project known as Bayou Cove Peaking Power LLC. Since NRG South Central concluded that triggering events that led to the impairment charge were experienced in the third quarter of 2002, the asset impairment should have been recorded as of September 30, 2002. NRG Energy calculated the asset impairment charge for Bayou Cove Peaking Power LLC to be $126.5 million.

      A summary of the significant effects of the restatement on our consolidated statements of operations for the three and nine months ended September 30, 2002 is as follows:

	Previously Reported		As Restated

	Three	Nine	Three	Nine
	Months Ended	Months Ended	Months Ended	Months Ended

	(In thousands)
Revenue and equity earnings	$104,100	$292,884	$104,100	$292,884
Operating (loss)/income	(35,829)	7,366	(162,357)	(119,162)
Net loss	(54,769)	(46,493)	(181,297)	(173,021)

NRG SOUTH CENTRAL GENERATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the significant effects of the restatement on our consolidated balance sheet as of September 30, 2002 is as follows:

	As of September 30, 2002

	Previously Reported	As Restated

	(In thousands)
Property, Plant and Equipment, net of accumulated depreciation	1,267,063	$1,140,535
Members’ equity	449,031	322,503

      Summarized quarterly unaudited financial data is as follows:

	Quarter Ended 2002

	Mar 31	June 30	Sept 30	Dec 31	Total Year

	Restated

	(Thousands of dollars)
Revenue and equity earnings	89,717	$99,067	$104,100	$103,836	$396,720
Operating income	22,006	21,189	(162,357)	21,305	(97,857)
Net loss	3,778	4,498	(181,297)	1,147	(171,874)

	Quarter Ended 2001

	Mar 31	June 30	Sept 30	Dec 31	Total Year

	(Thousands of dollars)
Revenue and equity earnings	$97,451	$105,676	$110,185	$83,648	$396,960
Operating income	28,491	19,269	19,005	16,197	82,962
Net loss	10,500	1,084	1,001	(2,477)	10,108

Note 19 —	Condensed Consolidating Financial Information

      The following tables set forth the consolidating financial statements of NRG South Central Generating LLC (Bond Issuer); Louisiana Generating LLC (Bond Guarantor); NRG New Roads Holding LLC, NRG Sterlington Power LLC, Big Cajun I Peaking Power LLC, NRG Sabine River Works GP LLC, NRG Sabine River Works LP LLC, NRG Bayou Cove LLC and NRG Bayou Cove Peaking Power LLC (Unrestricted, Non-guarantor subsidiaries). The condensed consolidating financial statements present the unrestricted non-guarantor subsidiaries on a combined basis. The consolidating financial statements as of and for the years ended December 31, 2002 and 2001, and the period March 30, 2000 (Inception) through December 31, 2000 have been derived from the audited historical consolidated financial statements of NRG South Central.

NRG SOUTH CENTRAL GENERATING LLC AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

December 31, 2002

	Unrestricted	Louisiana	South Central
	Non-Guarantor	Generating LLC	Generating LLC		Consolidated
	Subsidiaries	(Bond Guarantor)	(Bond Issuer)	Eliminations(1)	Balance

	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$310	$—	$—	$—	$310
Restricted cash	—	109,336	—	—	109,336
Accounts receivable	249	46,089	—	—	46,338
Interest receivable — affiliate	—	—	55,413	(55,413)	—
Note receivable — current	—	3,000	—	—	3,000
Intercompany note receivable — bonds — current	—	—	750,750	(750,750)	—
Inventory	970	63,394	—	—	64,364
Derivative instruments valuation — at market	—	—	112	—	112
Prepaid expenses	309	2,927	—	—	3,236

Total current assets	1,838	224,746	806,275	(806,163)	226,696
Equity investments in affiliates	—	—	320,797	(320,797)	—
Property, plant & equipment, net	168,066	964,220	—	(390)	1,131,896
Decommissioning fund investment	—	4,617	—	—	4,617
Deferred financing costs, net	20,488	9,540	—	—	30,028
Other assets, net	—	2,274	4,833	—	7,107

Total Assets	$190,392	$1,205,397	$1,131,905	$(1,127,350)	$1,400,344

NRG SOUTH CENTRAL GENERATING LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS — (Continued)

	Unrestricted	Louisiana	South Central
	Non-Guarantor	Generating LLC	Generating LLC		Consolidated
	Subsidiaries	(Bond Guarantor)	(Bond Issuer)	Eliminations(1)	Balance

	(In thousands)
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$—	$—	$750,750	$—	$750,750
Note payable — affiliate	105,491	—	—	—	105,491
Intercompany note payable	—	750,750	—	(750,750)	—
Accounts payable	6,394	3,420	—	—	9,814
Accounts payable — affiliates, net	65,408	59,558	1,556	—	126,522
Accrued interest	—	—	55,413	—	55,413
Accrued interest — affiliates	514	55,413		(55,413)	514
Accrued fuel, purchased power and transmission expense	163	10,140	—	—	10,303
Derivative instruments valuation — at market	—	—	135	—	135
Other current liabilities	148	11,355	11	—	11,514

Total current liabilities	178,118	890,636	807,865	(806,163)	1,070,456
Other non-current liabilities	—	6,238	—	—	6,238

Total liabilities	178,118	896,874	807,865	(806,163)	1,076,694
Commitments and contingencies
Members’ Equity	12,274	308,523	324,040	(321,187)	323,650

Total Liabilities and Members’ Equity	$190,392	$1,205,397	$1,131,905	$(1,127,350)	$1,400,344

(1)	All significant intercompany transactions have been eliminated in consolidation.

See notes to consolidated financial statements.

NRG SOUTH CENTRAL GENERATING LLC AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2002

	Unrestricted,	Louisiana	South Central
	Non-Guarantor	Generating LLC	Generating LLC		Consolidated
	Subsidiaries	(Bond Guarantor)	(Bond Issuer)	Eliminations(1)	Balance

	(In thousands)
Operating Revenues
Revenues from wholly-owned operations	$25,724	$399,458	$—	$(25,316)	$399,866
Equity earnings of unconsolidated affiliates	(3,146)				(3,146)

Total operating revenues and equity earnings	22,578	399,458	—	(25,316)	396,720
Operating Costs and Expenses
Cost of operations	6,470	281,190	17	(25,316)	262,361
Depreciation and amortization	5,903	29,671	—	390	35,964
General and administrative expenses	1,687	5,284	977	—	7,948
Sale of equity method investments	48,375	—	—	—	48,375
Special charges	138,528	208	1,193	—	139,929

Operating (Loss)/ Income	(178,385)	83,105	(2,187)	(390)	(97,857)
Other Income/(Expense)
Other income, net	144	779	70,779	(70,779)	923
Equity in earnings of subsidiaries	—	—	(169,297)	169,297	—
Interest expense	(3,720)	(71,220)	(70,779)	70,779	(74,940)

Net (Loss) Income	$(181,961)	$12,664	$(171,484)	$168,907	$(171,874)

(1)	All significant intercompany transactions have been eliminated in consolidation.

See notes to consolidated financial statements.

NRG SOUTH CENTRAL GENERATING LLC AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2002

	Unrestricted	Louisiana	South Central
	Non-Guarantor	Generating LLC	Generating LLC		Consolidated
	Subsidiaries	(Bond Guarantor)	(Bond Issuer)	Eliminations(1)	Balance

	(In thousands)
Cash Flows from Operating Activities:
Net (loss) income	$(181,961)	$12,664	$(171,484)	$168,907	$(171,874)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in losses of unconsolidated affiliates	3,146	—	—	—	3,146
Depreciation and amortization	5,903	29,671	—	390	35,964
Loss or sale of equity method investments	48,375				48,375
Special charges	138,528	50			138,578
Amortization of deferred finance costs	662	441	—	—	1,103
Unrealized loss on energy contracts	—	—	5	—	5
Changes in assets and liabilities:
Accounts receivable	520	(2,736)	—	—	(2,216)
Inventory	(40)	(11,408)	—	—	(11,448)
Prepaid expenses	(50)	(559)	—	—	(609)
Accounts payable	6,384	3,106	—	—	9,490
Accounts payable — affiliates	(19,696)	76,360	171,257	(169,701)	58,220
Accrued interest	514	34,960	34,960	(34,960)	35,474
Interest receivable — affiliate	—	—	(34,960)	34,960	—
Intercompany note receivable — revolver	—	—	40,000	(40,000)
Accrued fuel and purchased power expense	(321)	(15,975)	—	—	(16,296)
Other current assets and liabilities	650	1,505	5		2,160
Changes in other assets and liabilities	—	(62)	217	404	559

Net Cash Provided by (used in) Operating Activities	2,614	128,017	40,000	(40,000)	130,631

Cash Flows from Investing Activities:
Capital expenditures	—	(12,231)	—	—	(12,231)
Intercompany note receivable — revolver	—	—	(40,000)	40,000	—
Increase in note receivable	—	(3,000)	—	—	(3,000)
Payment received on loan to affiliate	—	—	12,750	(12,750)	—
Increase in restricted cash	—	(109,336)			(109,336)

Net Cash (used in) Provided by Investing Activities	—	(124,567)	(27,250)	27,250	(124,567)

Cash Flows from Financing Activities:
Contributions by members	—	48,000	40,000	(40,000)	48,000
Net (payments)/proceeds on revolver	—	(40,000)	(40,000)	40,000	(40,000)
Repayments of long-term borrowings	—	(12,750)	(12,750)	12,750	(12,750)
Repayment of note payable — affiliate	(1,862)	—	—	—	(1,862)
Checks in excess of cash	(442)	(1,908)	—	—	(2,350)

Net Cash (used in) Provided by Financing Activities	(2,304)	(6,658)	(12,750)	12,750	(8,962)

Net Increase in Cash and Cash Equivalents	310	(3,208)	—	—	(2,898)
Cash and Cash Equivalents, Beginning of Period	—	3,208	—	—	3,208

Cash and Cash Equivalents, End of Period	$310	$—	$—	$—	$310

(1)	All significant intercompany transactions have been eliminated in consolidation.

See notes to consolidated financial statements.

NRG SOUTH CENTRAL GENERATING LLC AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

December 31, 2001

	Unrestricted	Louisiana	South Central
	Non-Guarantor	Generating LLC	Generating LLC		Consolidated
	Subsidiaries	(Bond Guarantor)	(Bond Issuer)	Eliminations(1)	Balance

	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$3,208	$—	$—	$3,208
Accounts receivable	769	43,353	—	—	44,122
Interest receivable	—	—	20,453	(20,453)	—
Inventory	930	51,986	—	—	52,916
Prepaid expenses	259	2,368	—	—	2,627

Total current assets	1,958	100,915	20,453	(20,453)	102,873
Equity investments in affiliates	—	—	440,487	(440,487)	—
Investment in Projects	50,233	—	—	—	50,233
Intercompany note receivable — bonds	—	—	763,500	(763,500)	—
Intercompany note receivable — revolver	—	—	40,000	(40,000)	—
Property, plant & equipment, net	185,250	981,262	—	—	1,166,512
Decommissioning fund investment	—	4,336	—	—	4,336
Deferred financing costs, net	—	9,969	—	—	9,969
Other assets	—	2,306	5,050	—	7,356

Total Assets	$237,441	$1,098,788	$1,269,490	$(1,264,440)	$1,341,279

(1)	All significant intercompany transactions have been eliminated in consolidation.

NRG SOUTH CENTRAL GENERATING LLC AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET — (Continued)

December 31, 2001

	Unrestricted	Louisiana	South Central
	Non-Guarantor	Generating LLC	Generating LLC		Consolidated
	Subsidiaries	(Bond Guarantor)	(Bond Issuer)	Eliminations(1)	Balance

	(In thousands)
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$—	$—	$25,500	$—	$25,500
Revolving line of credit		—	40,000		40,000
Intercompany note payable	—	65,500	—	(65,500)	—
Accounts payable	10	314	—	—	324
Accounts payable — affiliates, net	44,060	(16,814)	—	—	27,246
Accrued interest	—	20,453	20,453	(20,453)	20,453
Accrued fuel, purchased power and transmission expense	484	26,115	—	—	26,599
Accrued liabilities	665	11,355	6	—	12,026

Total current liabilities	45,219	106,923	85,959	(85,953)	152,148
Long-term debt	—	—	738,000	—	738,000
Intercompany note payable	—	738,000	—	(738,000)	—
Other long-term liabilities	—	5,600	—	—	5,600
Unrealized loss on FAS 133	—	—	18	—	18

Total liabilities	45,219	850,523	823,977	(823,953)	895,766
Commitments and contingencies
Members’ Equity	192,222	248,265	445,513	(440,487)	445,513

Total Liabilities and Members’ Equity	$237,441	$1,098,788	$1,269,490	$(1,264,440)	$1,341,279

(1)	All significant intercompany transactions have been eliminated in consolidation.

See notes to consolidated financial statements.

NRG SOUTH CENTRAL GENERATING LLC

AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2001

	Unrestricted,	Louisiana	South Central
	Non-Guarantor	Generating LLC	Generating LLC		Consolidated
	Subsidiaries	(Bond Guarantor)	(Bond Issuer)	Eliminations(1)	Balance

	(In thousands)
Operating Revenues
Revenues from wholly-owned operations	$12,751	$401,935	$—	$(15,291)	$399,395
Equity earnings of unconsolidated affiliates	(2,435)	—	—	—	(2,435)

Total operating revenues and equity earnings	10,316	401,935	—	(15,291)	396,960
Operating Costs and Expenses
Cost of operations	18,582	273,245	18	(15,291)	276,554
Depreciation and amortization	2,667	27,211	—	—	29,878
General and administrative expenses	682	6,601	283	—	7,566

Operating Income	(11,615)	94,878	(301)	—	82,962
Other Income/(Expense)
Other income, net	145	(334)	71,642	(71,642)	(189)
Equity in earnings of subsidiaries	—	—	10,409	(10,409)	—
Interest expense	—	(72,665)	(71,642)	71,642	(72,665)

Net Income	$(11,470)	$21,879	$10,108	$(10,409)	$10,108

(1)	All significant intercompany transactions have been eliminated in consolidation.

See notes to consolidated financial statements.

NRG SOUTH CENTRAL GENERATING LLC

AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2001

	Unrestricted	Louisiana	South Central
	Non-Guarantor	Generating LLC	Generating LLC		Consolidated
	Subsidiaries	(Bond Guarantor)	(Bond Issuer)	Eliminations(1)	Balance

	(In thousands)
Cash Flows from Operating Activities:
Net income	$(11,470)	$21,879	$10,108	$(10,409)	$10,108
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss in earnings of unconsolidated affiliates	2,435	—	—	—	2,435
Depreciation and amortization	2,667	27,211	—	—	29,878
Amortization of deferred finance costs	—	427	—	—	427
Unrealized loss on energy contracts	—	—	18	—	18
Distributions in excess of earnings	—	—	—	—	—
Changes in assets and liabilities:
Accounts receivable	(769)	9,291	—	—	8,522
Inventory	(930)	(27,772)	—	—	(28,702)
Prepaid expenses	46	(838)	—	—	(792)
Accounts payable	(358)	(2,125)	—	—	(2,483)
Accounts payable — affiliates	9,158	(54,896)	(10,321)	10,454	(45,605)
Accrued interest	—	(844)	(857)	844	(857)
Interest receivable	—	—	844	(844)	—
Accrued fuel and purchased power expense	110	11,944	—	—	12,054
Other current liabilities	(630)	4,895	6	—	4,271
Changes in other assets and liabilities	(259)	286	202	(45)	184

Net Cash (used in) Provided by Operating Activities	—	(10,542)	—	—	(10,542)

Cash Flows from Investing Activities:
Investment in subsidiaries	—	—	(5,051)	5,051	—
Net intercompany advances	—	—	(40,000)	40,000	—
Payment received on loan to affiliate	—	—	25,250	(25,250)	—
Proceeds from disposition of property and equipment			—	—	—
Capital expenditures	—	(8,866)	—	—	(8,866)

Net Cash (used in) Provided by Investing Activities	—	(8,866)	(19,801)	19,801	(8,866)

Cash Flows from Financing Activities:
Contributions by members	—	5,051	5,051	(5,051)	5,051
Net proceeds/payments on revolver	—	40,000	40,000	(40,000)	40,000
Repayments of long-term borrowings	—	(25,250)	(25,250)	25,250	(25,250)
Deferred financing costs	—	(331)	—	—	(331)

Net Cash Provided by (used in) Financing Activities	—	19,470	19,801	(19,801)	19,470

Net Increase in Cash and Cash Equivalents	—	62	—	—	62
Cash and Cash Equivalents, Beginning of Period	—	3,146	—	—	3,146

Cash and Cash Equivalents, End of Period	$—	$3,208	$—	$—	$3,208

(1)	All significant intercompany transactions have been eliminated in consolidation.

See notes to consolidated financial statements.

NRG SOUTH CENTRAL GENERATING LLC

AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

For the Period March 30, 2000 (Inception) through December 31, 2000

	Unrestricted	Louisiana	South Central
	Non-Guarantor	Generating LLC	Generating LLC		Consolidated
	Subsidiaries	(Bond Guarantor)	(Bond Issuer)	Eliminations(1)	Balance

	(In thousands)
Operating Revenues
Revenues from wholly-owned operations	$4,320	$309,010	$—	$(4,267)	$309,063
Operating Costs and Expenses
Cost of operations	696	205,188	—	(4,267)	201,617
Depreciation and amortization	377	20,335	—	—	20,712
General and administrative expenses	265	5,175	172	—	5,612

Operating Income	2,982	78,312	(172)	—	81,122
Other Income/(expense)
Other income, net	65	651	56,217	(56,058)	875
Equity in earnings of subsidiaries	—	—	26,029	(26,029)	—
Interest expense	—	(55,981)	(56,058)	56,058	(55,981)

Net Income	$3,047	$22,982	$26,016	$(26,029)	$26,016

(1)	All significant intercompany transactions have been eliminated in consolidation.

NRG SOUTH CENTRAL GENERATING LLC

AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

For the period March 30, 2000 (Inception) through December 31, 2000

	Unrestricted	Louisiana	South Central
	Non-Guarantor	Generating LLC	Generating LLC		Consolidated
	Subsidiaries	(Bond Guarantor)	(Bond Issuer)	Eliminations(1)	Balance

	(In thousands)
Cash Flows from Operating Activities:
Net income	$3,047	$22,982	$26,016	$(26,029)	$26,016
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	377	20,335	—	—	20,712
Amortization of deferred finance costs	—	324	163	—	487
Distributions in excess of earnings	—	—	5,971	(5,971)	—
Changes in assets and liabilities:
Accounts receivable	—	(52,644)	—	—	(52,644)
Accounts receivable-affiliates		—	—	—	—
Inventory	—	8,872	—	—	8,872
Prepaid expenses	(46)	(1,330)	—	—	(1,376)
Accounts payable	368	2,439	—	—	2,807
Accounts payable-affiliates	280	(330)	3,038	—	2,988
Accrued interest	—	21,297	21,310	(21,297)	21,310
Interest receivable	—	—	(21,297)	21,297	—
Accrued fuel, purchased power expense	374	14,171	—	—	14,545
Other current liabilities	1,295	5,183	—	—	6,478
Cash provided by changes in other assets and liabilities	—	1,413	(5,430)	—	(4,017)

Net Cash Provided By (Used In) Operating Activities	5,695	42,712	29,771	(32,000)	46,178

Cash Flows from Investing Activities:
Business acquisition, net of liabilities assumed	(25,574)	(1,030,353)	—	—	(1,055,927)
Investment in subsidiaries	—	—	(255,944)	255,944	—
Proceeds from disposition of property and equipment	—	9,017	—	—	9,017
Capital expenditures	(6,797)	(5,333)	—	—	(12,130)
Payment received on loan to affiliate	—	—	11,250	(11,250)	—
Loan to affiliate	—	—	(800,000)	800,000	—

Net Cash (Used In) Provided By Investing Activities	(32,371)	(1,026,669)	(1,044,694)	1,044,694	(1,059,040)

Cash Flows from Financing Activities:
Contributions by members	26,676	230,353	268,583	(255,944)	269,668
Distributions to members	—	(32,000)	(32,000)	32,000	(32,000)
Proceeds from long-term borrowings	—	800,000	800,000	(800,000)	800,000
Repayment of long-term borrowings	—	(11,250)	(11,250)	11,250	(11,250)
Deferred financing costs	—	—	(10,410)	—	(10,410)
Net Cash Provided By (Used In) Financing Activities	26,676	987,103	1,014,923	(1,012,694)	1,016,008

Net Increase in Cash and Cash Equivalents	—	3,146	—	—	3,146
Cash and Cash Equivalents, Beginning of Period	—	—	—	—	—

Cash and Cash Equivalents, End of Period	$—	$3,146	$—	$—	$3,146

(1)	All significant intercompany transactions have been eliminated in consolidation.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NRG SOUTH CENTRAL GENERATING LLC
(Registrant)

/s/ RICHARD C. KELLY

Richard C. Kelly
President and Management Committee Member

Date: April 14, 2003

POWER OF ATTORNEY

      Each person whose signature appears below constitutes and appoints Richard C. Kelly and George Schaefer, each or any of them, such person’s true and lawful attorney-in-fact and agent with full power of substitution and resubstitution for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as such person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on April 14, 2003:

Signature	Title

/s/ RICHARD C. KELLY Richard C. Kelly	President (Principal Executive Officer) and Management Committee Member

/s/ GEORGE SCHAEFER George Schaefer	Treasurer (Principal Financial Officer)

/s/ SCOTT J. DAVIDO Scott J. Davido	Vice President, Assistant Secretary and Management Committee Member

/s/ ROBERT A. SAGEDY, JR. Robert A. Sagedy, Jr.	Management Committee Member

/s/ WILLIAM T. PIEPER William T. Pieper	Controller (Principal Accounting Officer)

      SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15 (d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

      An annual report will not be sent to security holders. No proxy material will be sent to security holders.

CERTIFICATIONS

I, Richard C. Kelly, certify that:

      1.     I have reviewed this annual report on Form 10-K of NRG South Central Generating LLC;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

/s/ RICHARD C. KELLY

Richard C. Kelly
President and Management Committee Member

Dated: April 14, 2003

CERTIFICATIONS

I, George Schaefer, certify that:

      1.     I have reviewed this annual report on Form 10-K of NRG South Central Generating LLC;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

/s/ GEORGE SCHAEFER

George Schaefer
Treasurer

Dated: April 14, 2003

EXHIBIT INDEX

3.1	Certificate of Formation of NRG South Central Generating LLC(1)
3.2	Limited Liability Company Agreement of NRG South Central Generating LLC(1)
3.3	Certificate of Formation of Louisiana Generating LLC(1)
3.4	Limited Liability Company Agreement of Louisiana Generating LLC(1)
3.5	Certificate of Formation of NRG New Roads Holdings LLC(1)
3.6	Limited Liability Company Agreement of NRG New Roads Holdings LLC(1)
3.7	Certificate of Formation of NRG Sterlington Power LLC(1)
3.8	Limited Liability Company Agreement of NRG Sterlington Power LLC(1)
3.9	Certificate of Formation of Big Cajun I Peaking Power LLC(1)
3.10	Limited Liability Company Agreement of Big Cajun I Peaking Power LLC(1)
3.11	Certificate of Formation of NRG Sabine River Works LP LLC(2)
3.12	Limited Liability Company Agreement of NRG Sabine River Works LP LLC(2)
3.13	Certificate of Formation of NRG Sabine River Works GP LLC(2)
3.14	Limited Liability Company Agreement of NRG Sabine River Works GP LLC(2)
4.1	Trust Indenture, dated as of March 30, 2000, among NRG South Central Generating LLC, Louisiana Generating LLC and The Chase Manhattan Bank, as bond trustee, The Chase Manhattan Bank, as depository bank, relating to the Senior Secured Bonds(1)
4.2	Form of certificate of 8.962% Series A Senior Secured Bonds due 2016 (included in Exhibit 4.1)(1)
4.3	Form of certificate of 9.479% Series B Senior Secured Bonds due 2024 (included in Exhibit 4.1)(1)
4.4	Form of certificate of 8.962% Series A-1 Senior Secured Bonds due 2016(2)
4.5	Form of certificate of 9.479% Series B-1 Senior Secured Bonds due 2024(2)
4.6	Exchange and Registration Rights Agreement, dated as of March 30, 2000, by and among NRG South Central Generating LLC, Louisiana Generating LLC, Chase Securities Inc. and Lehman Brothers Inc., on behalf of the Initial Purchasers(1)
4.7	Collateral Agency and Intercreditor Agreement, dated as of March 30, 2000, among NRG South Central Generating LLC, Louisiana Generating LLC, The Chase Manhattan Bank, as bond trustee, The Chase Manhattan Bank, as depositary bank and The Chase Manhattan Bank, as collateral agent(1)
4.8	Assignment and Security Agreement, dated as of March 30, 2000, between NRG South Central Generating LLC and The Chase Manhattan Bank, as collateral agent(1)
4.9	Guarantor Note, dated as of March 30, 2000, by Louisiana Generating LLC in favor of NRG South Central Generating LLC(1)
4.10	Guarantor Loan Agreement, dated as of March 30, 2000 among Louisiana Generating LLC and NRG South Central Generating LLC(1)
4.11	Guarantee, dated as of March 30, 2000, by Louisiana Generating LLC in favor of The Chase Manhattan Bank(1)
4.12	Debt Reserve Guarantee Agreement, dated as of March 30, 2000, between NRG Energy, Inc. and The Chase Manhattan Bank, as trustee, on behalf of the Holders of the Bonds(1)
4.13	Assignment and Security Agreement, dated as of March 30, 2000, between Louisiana Generating LLC and The Chase Manhattan Bank, as collateral agent(1)
4.14	Assignment and Security Agreement, dated as of March 30, 2000, among NRG Power Marketing Inc. and The Chase Manhattan Bank, as collateral agent(1)
4.15	Pledge and Security Agreement, dated as of March 30, 2000, among NRG South Central Generating LLC and The Chase Manhattan Bank, as collateral agent(1)

4.16	Indenture dated June 18, 2002, between NRG Peaker Finance Company LLC, as Issuer, Bayou Cove Peaking Power LLC, big Cajun I Peaking Power LLC, NRG Rockford LLC, NRG Rockford II LLC and Sterlington Power LLC, as Guarantors, XL Capital Assurance Inc., as Insurer, and Law Debenture Trust Company, as Successor Trustee to the Bank of New York (incorporated by reference to Exhibit 4.23 to NRG Energy, Inc.’s Form 10K for the year ended December 31, 2002).
4.17	Common Agreement among XL Capital Assurance Inc., Goldman Sachs Mitsui Marine Derivative Products, L.P., the Bank of New York, as Trustee and Collateral Agent, NRG Peaker Finance Company LLC and each Project Company Party thereto dated as of June 18, 2002, together with Annex A to the Common Agreement (incorporated by reference to Exhibit 4.24 to NRG Energy, Inc.’s Form 10K for the year ended December 31, 2002).
4.18	Contingent Guaranty Agreement in favor of the Bank of New York, dated June 18, 2002 (incorporated by reference to Exhibit 4.25 to NRG Energy, Inc.’s Form 10K for the year ended December 31, 2002).
5.1	Form of opinion and consent of Gibson, Dunn & Crutcher LLP as to the legality of the securities to be issued in this exchange offer(1)
10.1	Working Capital Agreement, dated as of April 30, 2000, by NRG South Central Generating LLC, the Guarantors, the Lenders and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as administrative agent(1)
10.2	NRG South Central Generating LLC Secured Revolving Note, dated as of April 30, 2000, by NRG South Central Generating LLC to The Bank of Tokyo-Mitsubishi, Ltd., New York Branch(1)
10.3	Power Sales and Agency Agreement, dated March 24, 2000 among NRG Power Marketing Inc. and Louisiana Generating LLC(1)
10.4	Operation and Management Services Agreement, dated March 24, 2000, among NRG Operating Services, Inc. and Louisiana Generating LLC(1)
10.5	Corporate Services Agreement, dated March 24, 2000, among NRG Energy, Inc. and NRG South Central Generating(1)
10.6	Corporate Services Agreement, dated March 24, 2000, among NRG Energy, Inc. and Agreement Louisiana Generating(1)
10.7	Corporate Services Agreement, dated August 17, 2000, among NRG Energy, Inc. and NRG Sterlington Power LLC(1)
10.8	Corporate Services Agreement, dated August 4, 2000, among NRG Energy, Inc. and Big Cajun I Peaking Power LLC(1)
10.9	Coal Transportation Agreement between Louisiana Generating, LLC and The Burlington Northern and Santa Fe Railway Company and American Commercial Marine Service Company(1)
10.10	Agreement between Louisiana Generating, LLC and Triton Coal Company for the Sale and Purchase of Coal(1)
21	Subsidiaries of the NRG South Central
24.1	Powers of Attorney (included on signature page)
25.1	Form T-1 Statement of Eligibility of the Chase Manhattan Bank to act as Trustee under the indenture(1)
99.1	Officer Certification
99.2	Financial statements of Louisiana Generating LLC
99.3	Financial statements of Cajun Electric (Cajun Facilities) Carve-Out Financial Statements for the years ended December 31, 1999 and 1998(3)

(1)	Previously filed with Report on Form S-4 filed on October 30, 2000 (File No. 333-48900).

(2)	Previously filed with Report on Form S-4/A filed on December 11, 2000 (File No. 333-48900).

(3)	Previously filed with Report on Form 10-K on April 2, 2001 (File No. 333-48900).

**	There are no exhibits which relate to compensation arrangements.