Form 10-Q
period 2003-03-31
NRG SOUTH CENTRAL GENERATING LLC
filed 2003-05-20
CIK 1124468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934

[ ]	Transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934

For the Quarter Ended: March 31, 2003	Commission File No. 333-48900

NRG South Central Generating LLC

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-1963217 (I.R.S. Employer Identification No.)

901 Marquette Avenue, Suite 2300 Minneapolis, Minnesota (Address of principal executive Offices)	55402 (Zip Code)

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

Yes [x] No [  ]

     Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [x]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [x] No [  ]

Index

		Page No.

Part I
Item 1	Consolidated Financial Statements and Notes
	Consolidated Statements of Operations	3
	Consolidated Balance Sheets	4
	Consolidated Statements of Members’ Equity	5
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7-20
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-27
Item 3	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4	Controls and Procedures	27-28
Part II
Item 1	Legal Proceedings	29-31
Item 3	Defaults on Senior Securities	31
Item 6	Exhibits and Reports on Form 8-K	31
	Cautionary Statement Regarding Forward Looking Information	31-33
SIGNATURES		34
CERTIFICATIONS		35

Part I – FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements and Notes

NRG South Central Generating LLC and Subsidiaries
Consolidated Statement of Operations
(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(In thousands)	2003	2002

Operating revenues
Revenues from majority owned operations	$99,146	$91,818
Equity in losses of unconsolidated affiliates	—	(2,101)

Total operating revenues and equity earnings	99,146	89,717
Operating costs and expenses
Cost of operations	58,828	57,452
Depreciation and amortization	8,945	8,087
General and administrative expenses	2,061	2,172
Special charges	669	—

Operating income	28,643	22,006
Other income (expense)
Other income (expense), net	388	(376)
Interest expense	(19,083)	(17,852)

Net income	$9,948	$3,778

See accompanying notes to consolidated financial statements

NRG South Central Generating LLC and Subsidiaries
Consolidated Balance Sheets
(UNAUDITED)

	March 31,	December 31,
(In thousands)	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,696	$310
Restricted cash	75,750	109,336
Accounts receivable	40,344	46,338
Notes receivable — current	3,000	3,000
Inventory	57,887	64,364
Derivative instruments valuation	329	112
Prepaid expenses	5,648	3,236

Total current assets	184,654	226,696
Property, plant & equipment, net of accumulated depreciation of $91,679 and $83,242	1,120,794	1,131,896
Decommissioning fund investments	4,617	4,617
Deferred financing costs, net of accumulated amortization of $2,272 and $1,853	29,609	30,028
Other assets, net of accumulated amortization of $790 and $720	7,041	7,107

Total assets	$1,346,715	$1,400,344

LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$750,750	$750,750
Note payable-affiliate	105,491	105,491
Accounts payable	12,455	9,814
Accounts payable-affiliates	122,960	126,522
Accrued fuel and purchased power expense	6,735	10,303
Accrued interest	2,868	55,413
Accrued interest-affiliate	1,671	514
Derivative instruments valuation	276	135
Other current liabilities	8,485	11,514

Total current liabilities	1,011,691	1,070,456
Other non-current liabilities	1,426	6,238

Total liabilities	1,013,117	1,076,694
Commitments and contingencies
MEMBERS’ EQUITY	333,598	323,650

Total liabilities and members’ equity	$1,346,715	$1,400,344

See accompanying notes to consolidated financial statements.

NRG South Central Generating LLC and Subsidiaries
Consolidated Statement of Members’ Equity
(UNAUDITED)

For the Three Months Ended March 31, 2003 and 2002

	Members’		Total
	Contributions/	Accumulated	Members’
(In thousands)	Distributions	Income/(Loss)	Equity

Balances at December 31, 2001	$409,389	$36,124	$445,513
Net income	—	3,778	3,778

Comprehensive income for the quarter ended March 31, 2002			3,778
Members’ contributions, net	10,011	—	10,011

Balances at March 31, 2002	$419,400	$39,902	$459,302

Balances at December 31, 2002	$459,400	$(135,750)	$323,650
Net income	—	9,948	9,948

Comprehensive income for the quarter ended March 31, 2003			9,948

Balances at March 31, 2003	$459,400	$(125,802)	$333,598

See accompanying notes to consolidated financial statements.

NRG South Central Generating LLC and Subsidiaries
Consolidated Statements of Cash Flows
(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
(In thousands)	March 31, 2003	March 31, 2002

Cash flows from operating activities:
Net income	$9,948	$3,778
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Losses of unconsolidated affiliates	—	2,101
Depreciation and amortization	8,945	8,087
Amortization of deferred finance costs	419	107
Unrealized loss on energy contracts	(76)	595
Changes in assets and liabilities:
Accounts receivable	5,994	(8,413)
Inventory	6,477	(6,047)
Prepaid expenses	(2,412)	555
Accounts payable	2,641	1,372
Accounts payable-affiliates	(3,627)	30,105
Accrued interest	(51,388)	(17,808)
Accrued fuel and purchased power expense	(3,568)	(9,878)
Other current liabilities	(3,029)	10,608
Changes in other assets and liabilities	(414)	913

Net cash (used) provided by operating activities	(30,090)	16,075

Cash flows from investing activities:
Capital expenditures	(2,110)	(1,894)
Increase in notes receivable	—	(6,000)
Decrease (increase) in restricted cash	33,586	(25,131)

Net cash (used) provided by investing activities	31,476	(33,025)

Cash flows from financing activities:
Contributions by members’	—	8,000
Repayments of long-term borrowings	—	(12,750)
Checks in excess of cash	—	21,700

Net cash provided by financing activities	—	16,950

Net increase in cash and cash equivalents	1,386	—
Cash and cash equivalents at beginning of period	310	—

Cash and cash equivalents at end of period	$1,696	$—

Supplemental Disclosures of Noncash Information:
Capital expenditures paid by affiliate	$65	$—
Noncash contribution to non-guarantor subsidiary	$—	$2,011

See accompanying notes to consolidated financial statements.

NRG South Central Generating LLC and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     NRG South Central Generating LLC (NRG South Central), a Delaware Corporation formed in 2000, is an indirect wholly-owned subsidiary of NRG Energy, Inc. (NRG Energy). NRG South Central owns 100% of Louisiana Generating LLC (Louisiana Generating), NRG New Roads Holding LLC (New Roads), NRG Sterlington Power LLC (Sterlington), Big Cajun I Peaking Power LLC (Big Cajun Peaking), NRG Bayou Cove LLC and NRG Bayou Cove Peaking Power LLC (collectively Bayou Cove). NRG South Central’s members are NRG Central U.S. LLC (NRG Central) and South Central Generation Holding LLC (South Central Generation). NRG Central and South Central Generation are wholly owned subsidiaries of NRG Energy, each of which owns a 50% interest in NRG South Central.

     NRG South Central was formed for the purpose of financing, acquiring, owning, operating and maintaining through its subsidiaries and affiliates the facilities owned by Louisiana Generating and any other facilities that it or its subsidiaries may acquire in the future.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the Securities and Exchange Commission (SEC) regulations for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting policies followed by the Company are set forth in Item 15 — Note 2 to the Company’s financial statements in its annual report on Form 10-K for the year ended December 31, 2002 (Form 10-K). The following notes should be read in conjunction with such policies and other disclosures in the Form 10-K. Interim results are not necessarily indicative of results for a full year.

     In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all material adjustments necessary to present fairly the consolidated financial position of the Company as of March 31, 2003 and December 31, 2002, the results of its operations and members’ equity for the three months ended March 31, 2003 and 2002, and its cash flows for the three months ended March 31, 2003 and 2002.

     Certain prior year amounts have been reclassified for comparative purposes. These reclassifications had no effect on net income or total members’ equity as previously reported.

1.  Recent Developments

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

     In response to a possible downgrade during 2002, Xcel Energy contributed $500 million to NRG Energy, and NRG Energy and its subsidiaries sold assets and businesses that provided NRG Energy in excess of $286 million in cash and eliminated approximately $432 million in debt. NRG Energy also cancelled or deferred construction of approximately 3,900 MW of new generation projects. On July 26, 2002, Standard & Poors’ (S&P) downgraded NRG Energy’s senior unsecured bonds to below investment grade, and three days later Moody’s also downgraded NRG Energy’s senior unsecured debt rating to below investment grade. Since July 2002, NRG Energy senior unsecured debt, as well as the secured NRG Northeast Generating LLC bonds and the secured NRG South Central Generating LLC bonds and secured LSP Energy (Batesville) bonds were downgraded multiple times. After NRG Energy failed to make payments due under certain unsecured bond obligations on September 16, 2002, both Moody’s and S&P once again lowered their ratings on NRG Energy’s unsecured bonds and its subsidiaries’ secured bonds. Currently, NRG Energy’s unsecured bonds carry a rating of D at S&P and between Ca and C at Moody’s, depending on the specific debt issue. NRG South Central Generating LLC secured bonds carry a rating of D at S&P and Caa1 at Moody’s.

     As a result of the downgrade of NRG Energy’s credit rating, declining power prices, increasing fuel prices, the overall down-turn in the energy industry, and the overall down-turn in the economy, NRG Energy has experienced severe financial difficulties. These difficulties have caused NRG Energy to, among other things, miss scheduled principal and interest payments due to its corporate lenders and bondholders, prepay for fuel and other related delivery and transportation services and provide performance collateral in certain instances. NRG Energy has also recorded asset impairment charges of approximately $3.1 billion as of December 31, 2002, related to various operating projects as well as for projects that were under construction which NRG Energy has stopped funding.

     NRG Energy and certain wholly owned subsidiaries have failed to timely make several interest and/or principal payments on indebtedness. These missed payments have resulted in cross-defaults of numerous other non-recourse and limited recourse debt instruments of NRG Energy and have caused the acceleration of multiple debt instruments of NRG Energy, rendering such debt immediately due and payable. For more specific information regarding NRG Energy’s liquidity issues, refer to “Liquidity Issues” in Item I of Form 10-K filed by NRG Energy on March 31, 2003.

     Since March 31, 2003 NRG Energy failed to make a first-quarter payment of $19.1 million due on March 31, 2003 relating to interest and fees on the $1.0 billion unsecured 364-day revolving credit facility; a $13.6 million interest payment due on April 1, 2003 on the $350 million of 7.75% senior unsecured notes maturing 2011; a $21.6 million interest payment due on April 1, 2003 on the $500 million of 8.625% senior unsecured notes maturing 2031; and a $9.6 million interest payment due on May 1, 2003 on the $240 million of 8.0% senior unsecured notes maturing 2013. On May 13, 2003, XL Capital Assurance, as controlling party, accelerated the approximately $319 million of debt issued by NRG Peaker Finance Company LLC. Accordingly, these facilities are in default.

     Prior to the downgrades, many corporate guarantees and commitments of NRG Energy and its subsidiaries required that they be supported or replaced with letters of credit or cash collateral within 5 to 30 days of a ratings downgrade below Baa3 or BBB — by Moody’s or Standard & Poor’s, respectively. As a result of the downgrades on July 26, 2002 and July 29, 2002, NRG Energy received demands to post collateral aggregating approximately $1.1 billion. NRG Energy is presently working with various secured project lender groups with respect to the issue of posting collateral and is working towards establishing a comprehensive plan of restructuring.

     In August 2002, NRG Energy retained financial and legal restructuring advisors to assist its management in the preparation of a comprehensive financial and operational restructuring. In November 2002, NRG Energy and Xcel Energy presented a comprehensive plan of restructuring to an ad hoc committee of its bond holders and a steering committee of its bank lenders (the Ad Hoc Creditors Committees). The restructuring plan has served as a basis for continuing negotiations between the Ad Hoc Creditors Committees, NRG Energy and Xcel Energy related to a consensual plan of reorganization for NRG Energy.

     On November 22, 2002, five former NRG Energy executives filed an involuntary Chapter 11 petition against NRG Energy in U.S. Bankruptcy Court for the District of Minnesota. On February 19, 2003, NRG Energy announced that it had reached a settlement with the petitioners. On May 12, 2003, the Bankruptcy Court issued an Order abstaining from exercising jurisdiction over any aspect of the case and dismissed the case.

     On March 26, 2003, Xcel Energy announced that its board of directors had approved a tentative settlement agreement with holders of most of NRG Energy’s long-term notes and the steering committee representing NRG’s bank lenders. The settlement is subject to certain conditions, including the approval of at least a majority in dollar amount of the NRG Energy bank lenders and long-term noteholders and definitive documentation. There can be no assurance that such approvals will be obtained. The terms of the tentative settlement call for Xcel Energy to make payments to NRG Energy over the next 13 months totaling up to $752 million for the benefit of NRG Energy’s creditors in consideration for their waiver of any existing and potential claims against Xcel Energy. Under the settlement, Xcel Energy will make the following payments: (i) $350 million at or shortly following the consummation of a restructuring of NRG Energy’s debt. It is expected this payment would be made prior to year-end 2003; (ii) $50 million on January 1, 2004. At Xcel Energy’s option, it may fill this requirement with either cash or Xcel Energy common stock or any combination thereof; and (iii) $352 million in April 2004. Since the announcement on March 26, 2003, representatives of NRG Energy, Xcel Energy, the bank lenders and noteholders have continued to meet to draft the definitive documentation necessary to fully implement the terms and conditions of the tentative settlement agreement.

     On May 14, 2003 NRG Energy and certain of its U.S. affiliates (including NRG South Central) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court), In re: NRG ENERGY, INC., et al., Case No. 03-13024 (PCB). NRG Energy expects operations to continue as normal during the restructuring process, while it operates its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In connection with its Chapter 11 filing, NRG Energy also announced that the company had secured a $250 million debtor-in-possession (DIP) financing facility from GE Capital Corporation, subject to Bankruptcy Court approval, to be utilized by NRG Northeast Generating LLC (NEG) and some NEG subsidiaries. The company anticipates that the DIP, together with its cash reserves and its ongoing revenue stream, will be sufficient to fund its operations, including payment of employee wages and benefits, during the reorganization process.

     On May 15, 2003, NRG Energy announced that it has been notified that the New York Stock Exchange (NYSE) has suspended trading in NRG Energy’s corporate units that trade under the ticker symbol NRZ and that an application to the Securities and Exchange Commission to delist the Units is pending the completion of applicable procedures, including appeal by NRG Energy of the NYSE staff’s decision. NRG Energy does not plan to make such an appeal. The NYSE took this action following NRG Energy’s announcement that it and certain of its U.S. affiliates had filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

     The accompanying financial statements have been prepared assuming NRG South Central will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.  Property, Plant and Equipment

     Property, plant and equipment consisted of:

(In thousands)	March 31, 2003	December 31, 2002

Land	$14,879	$15,579
Facilities, machinery and equipment	1,190,062	1,194,138
Office furnishings and equipment	4,433	4,433
Construction in progress	3,099	988
Less: accumulated depreciation	(91,679)	(83,242)

Property, plant and equipment (net)	$1,120,794	$1,131,896

3.  Debt

     As of March 31, 2003, NRG Energy has failed to make scheduled payments on interest and/or principal on approximately $4.0 billion of its recourse debt and is in default under the related debt instruments. These missed payments also have resulted in cross-defaults of numerous other non-recourse and limited recourse debt instruments of NRG Energy. In addition to the missed debt payments, a significant amount of NRG Energy’s debt and other obligations contain terms, which require that they be supported with letters of credit or cash collateral following a ratings downgrade. As a result of the downgrades that NRG Energy experienced in 2002, NRG Energy estimates that it is in default of its obligations to post collateral of approximately $1.1 billion, principally to fund equity guarantees associated with its construction revolver financing facility, to fund debt service reserves and other guarantees related to NRG Energy projects and to fund trading operations.

     Absent an agreement on a comprehensive restructuring plan, NRG Energy will remain in default under its debt and other obligations, because it does not have sufficient funds to meet such requirements and obligations. There can be no assurance that NRG Energy’s creditors ultimately will accept any consensual restructuring plan under the bankruptcy process. For discussion of NRG Energy’s restructuring activities, refer to Note 1 in the Form 10-Q filed by NRG Energy for the three months ended March 31, 2003 and Form 8-K filed by NRG Energy on May 16, 2003.

     In June 2002, NRG Energy's Peaker Finance Company LLC (NRG Peaker), an indirect wholly owned subsidiary of NRG Energy, completed the issuance of $325 million of Series A Floating Rate Senior Secured Bonds due 2019. The bonds bear interest at a floating rate equal to three months USD-LIBOR — BBA plus 1.07% As of March 31, 2003 the Company’s outstanding amount on this facility was $105.5 million, unchanged from December 31, 2002. On May 13, 2003, XL Capital Assurance, as controlling party, accelerated the debt issued by NRG Peaker, rendering the debt immediately due and payable.

     Pending the resolution of NRG Energy’s credit contingencies, NRG Energy, including NRG South Central, has classified as current liabilities those long-term debt obligations that lenders have the ability to accelerate within twelve months of the balance sheet date.

4.  Inventory

Inventory, which is stated at the lower of weighted average cost or market value, consists of:

(In thousands)	March 31, 2003	December 31, 2002

Coal	$41,151	$48,001
Spare parts	15,803	15,523
Fuel oil, diesel fuel and natural gas	933	840

Total	$57,887	$64,364

5.  Derivative Instruments and Hedging Activity

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

     SFAS No. 133 applies to the Company’s long-term power sales contracts, long-term gas purchase contracts and other energy related commodities financial instruments used to mitigate variability in earnings due to fluctuations in spot market prices, hedge fuel requirements at generation facilities and protect investments in fuel inventories. At March 31, 2003, the Company had various commodity contracts extending through 2003. None of these contracts are designated as hedging instruments.

Accumulated Other Comprehensive Income

     During the three months ended March 31, 2003 and 2002, the Company deferred no gains or losses to OCI.

Statement of Operations

     The following tables summarize the effects of SFAS No. 133 on the Company’s statement of operations for the quarter ended March 31, 2003 and 2002:

	Three Months	Three Months
Gains/(Losses)	Ended	Ended
(In thousands)	March 31,2003	March 31, 2002

Revenues	$217	$(487)
Operating costs	(141)	(108)

Total statement of operations impact	$76	$(595)

     During the three months ended March 31, 2003 and 2002, the Company recognized no gain or loss due to ineffectiveness of commodity cash flow hedges, and no components of the company’s derivative instruments’ gains or losses were excluded from the assessment of effectiveness.

     The Company’s earnings for the three months ended March 31, 2003 and 2002 were increased by an unrealized gain of $76,000 and decreased by an unrealized loss of $595,000, respectively.

6.  Condensed Consolidating Financial Information

     The following tables set forth the consolidating financial statements of NRG South Central Generating LLC (Bond Issuer); Louisiana Generating LLC (Bond Guarantor); NRG New Roads Holding LLC, NRG Sterlington Power LLC, Big Cajun I Peaking Power LLC, NRG Sabine River Works GP LLC, NRG Sabine River Works LP LLC, NRG Bayou Cove LLC and NRG Bayou Cove Peaking Power LLC (unrestricted, non-guarantor subsidiaries). The condensed consolidating financial statements present the unrestricted non-guarantor subsidiaries on a combined basis. The condensed consolidating financial statements as of and for the three months ended March 31, 2003 and 2002 have been derived from the unaudited historical consolidated financial statements of NRG South Central.

NRG South Central Generating LLC and Subsidiaries
Consolidating Balance Sheets
March 31, 2003

(Unaudited)

		Louisiana	South Central
	Unrestricted	Generating	Generating
	Non-Guarantor	LLC	LLC	Eliminations	Consolidated
(In thousands)	Subsidiaries	(Bond Guarantor)	(Bond Issuer)	(1)	Balance

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$170	$1,526	$—	$—	$1,696
Restricted cash	—	75,750	—	—	75,750
Accounts receivable	169	40,175	—	—	40,344
Interest receivable	—	—	2,868	(2,868)	—
Notes receivable current	—	3,000	—	—	3,000
Intercompany note receivable bonds-current	—	—	750,750	(750,750)	—
Inventory	1,257	56,630	—	—	57,887
Derivative instruments valuation	—	—	329	—	329
Prepaid expenses	331	5,317	—	—	5,648

Total current assets	1,927	182,398	753,947	(753,618)	184,654
Equity investments in affiliates	—	—	331,541	(331,541)	—
Property, plant & equipment, net	166,831	954,350	—	(387)	1,120,794
Decommissioning fund investments	—	4,617	—	—	4,617
Deferred financing costs, net	20,176	9,433	—	—	29,609
Other assets	—	2,263	4,778	—	7,041

Total assets	$188,934	$1,153,061	$1,090,266	$(1,085,546)	$1,346,715

LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$—	$750,750	$—	$750,750
Note payable — affiliate	105,491	—	—	—	105,491
Intercompany note payable	—	750,750	—	(750,750)	—
Accounts payable	6,464	5,991	—	—	12,455
Accounts payable-affiliates	61,592	58,985	2,383	—	122,960
Accrued fuel, purchased power expense	153	6,582	—	—	6,735
Accrued interest	—	—	2,868		2,868
Accrued interest- affiliate	1,671	2,868	—	(2,868)	1,671
Derivative instruments valuation	—	—	276	—	276
Other current liabilities	39	8,442	4	—	8,485

Total current liabilities	175,410	833,618	756,281	(753,618)	1,011,691
Other non-current liabilities	109	1,317	—	—	1,426

Total liabilities	175,519	834,935	756,281	(753,618)	1,013,117
MEMBERS’ EQUITY	13,415	318,126	333,985	(331,928)	333,598

Total liabilities and members’ equity	$188,934	$1,153,061	$1,090,266	$(1,085,546)	$1,346,715

(1)  All significant intercompany transactions have been eliminated in consolidation.

NRG South Central Generating LLC and Subsidiaries
Consolidating Statements of Operations
For the Three Months Ended March 31, 2003

(Unaudited)

		Louisiana
		Generating	South Central
	Unrestricted,	LLC	Generating
	Non-Guarantor	(Bond	LLC	Eliminations	Consolidated
(In thousands)	Subsidiaries	Guarantor)	(Bond Issuer)	(1)	Balance

Operating revenues
Revenues from wholly-owned operations	$5,467	$99,127	$—	$(5,448)	$99,146

Operating costs and expenses
Cost of operations	1,100	63,251	(75)	(5,448)	58,828
Depreciation and amortization	1,374	7,574	—	(3)	8,945
General and administrative expenses	409	1,447	205	—	2,061
Special charges	—	—	669	—	669

Operating income	2,584	26,855	(799)	3	28,643
Other income/(expense)
Other income, net	61	327	17,351	(17,351)	388
Equity in earnings of subsidiaries	—	—	10,744	(10,744)	—
Interest expense	(1,504)	(17,579)	(17,351)	17,351	(19,083)

Net income	$1,141	$9,603	$9,945	$(10,741)	$9,948

(1)  All significant intercompany transactions have been eliminated in consolidation.

NRG South Central Generating LLC and Subsidiaries
Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2003

(Unaudited)

	Unrestricted	Louisiana	South Central
	Non-Guarantor	Generating LLC	Generating LLC	Eliminations	Consolidated
(In thousands)	Subsidiaries	(Bond Guarantor)	(Bond Issuer)	(1)	Balance

Cash flows from operating activities:
Net income	$1,141	$9,603	$9,945	$(10,741)	$9,948
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	1,374	7,574	—	(3)	8,945
Amortization of deferred finance costs	312	107	—	—	419
Unrealized loss on energy contracts	—	—	(76)	—	(76)
Changes in assets and liabilities:
Accounts receivable	80	5,914	—	—	5,994
Inventory	(287)	6,764	—	—	6,477
Prepaid expenses	(22)	(2,390)	—	—	(2,412)
Accounts payable	70	2,571	—	—	2,641
Accounts payable-affiliates	(3,881)	(573)	(9,917)	10,744	(3,627)
Accrued interest	1,157	(52,545)	(52,545)	52,545	(51,388)
Interest receivable	—	—	52,545	(52,545)	—
Accrued fuel and purchased power expense	(10)	(3,558)	—	—	(3,568)
Other current liabilities	(109)	(2,913)	(7)	—	(3,029)
Changes in other assets and liabilities	35	(504)	55	—	(414)

Net cash used by operating Activities	(140)	(29,950)	—	—	(30,090)

Cash flows from investing activities:
Capital expenditures	—	(2,110)	—	—	(2,110)
Decrease in restricted cash	—	33,586	—	—	33,586

Net cash provided by investing activities	—	31,476	—	—	31,476

Cash flows from financing activities:
Net cash (used) provided by financing activities:	—	—	—	—	—

Net increase (decrease) in cash and cash equivalents	(140)	1,526	—	—	1,386

Cash and cash equivalents, beginning of period	310	—	—	—	310

Cash and cash equivalents, end of period	$170	$1,526	$—	$—	$1,696

(1)  All significant intercompany transactions have been eliminated in consolidation.

NRG South Central Generating LLC and Subsidiaries
Consolidating Balance Sheets
December 31, 2002

(Unaudited)

		Louisiana	South Central
	Unrestricted	Generating	Generating
	Non-Guarantor	LLC	LLC	Eliminations	Consolidated
(In thousands)	Subsidiaries	(Bond Guarantor)	(Bond Issuer)	(1)	Balance

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$310	$—	$—	$—	$310
Restricted cash	—	109,336	—	—	109,336
Accounts receivable	249	46,089	—	—	46,338
Note receivable — current	—	3,000	—	—	3,000
Intercompany note receivable bonds — current	—	—	750,750	(750,750)	—
Interest receivable	—	—	55,413	(55,413)	—
Inventory	970	63,394	—	—	64,364
Derivative instruments valuation	—	—	112	—	112
Prepaid expenses	309	2,927	—	—	3,236

Total current assets	1,838	224,746	806,275	(806,163)	226,696
Equity investments in affiliates	—	—	320,797	(320,797)	—
Property, plant & equipment, net	168,066	964,220	—	(390)	1,131,896
Decommissioning fund investment	—	4,617	—	—	4,617
Deferred financing costs, net	20,488	9,540	—	—	30,028
Other assets	—	2,274	4,833	—	7,107

Total assets	$190,392	$1,205,397	$1,131,905	$(1,127,350)	$1,400,344

LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$—	$750,750	$—	$750,750
Note payable-affiliate	105,491	—	—	—	105,491
Intercompany note payable	—	750,750	—	(750,750)	—
Accounts payable	6,394	3,420	—	—	9,814
Accounts payable-affiliates, net	65,408	59,558	1,556	—	126,522
Accrued fuel, purchased power and transmission expense	163	10,140	—	—	10,303
Accrued interest	—	—	55,413	—	55,413
Accrued interest-affiliates	514	55,413	—	(55,413)	514
Derivative instruments valuation	—	—	135	—	135
Accrued liabilities	148	11,355	11	—	11,514

Total current liabilities	178,118	890,636	807,865	(806,163)	1,070,456
Other long-term liabilities	—	6,238	—	—	6,238

Total liabilities	178,118	896,874	807,865	(806,163)	1,076,694
MEMBERS’ EQUITY	12,274	308,523	324,040	(321,187)	323,650

Total liabilities and members’ equity	$190,392	$1,205,397	$1,131,905	$(1,127,350)	$1,400,344

(1)  All significant intercompany transactions have been eliminated in consolidation.

NRG South Central Generating LLC and Subsidiaries
Consolidating Statements of Operations
For the Three Months Ended March 31, 2002

(Unaudited)

		Louisiana
	Unrestricted,	Generating	South Central
	Non-	LLC	Generating
	Guarantor	(Bond	LLC	Eliminations	Consolidated
(In thousands)	Subsidiaries	Guarantor)	(Bond Issuer)	(1)	Balance

Operating revenues
Revenues from wholly-owned operations	$5,370	$91,790	$—	$(5,342)	$91,818
Equity earnings of unconsolidated affiliates	(2,101)	—	—	—	(2,101)

Total operating revenues and equity earnings	3,269	91,790	—	(5,342)	89,717
Operating costs and expenses
Cost of operations	1,049	61,148	597	(5,342)	57,452
Depreciation and amortization	1,181	6,906	—	—	8,087
General and administrative expenses	305	1,800	67	—	2,172

Operating income	734	21,936	(664)	—	22,006
Other income/(expense)
Other income (expense), net	15	(391)	17,544	(17,544)	(376)
Equity in earnings of subsidiaries	—	—	4,442	(4,442)	—
Interest expense	—	(17,852)	(17,544)	17,544	(17,852)

Net income	$749	$3,693	$3,778	$(4,442)	$3,778

(1)  All significant intercompany transactions have been eliminated in consolidation.

NRG South Central Generating LLC and Subsidiaries
Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2002

(Unaudited)

		Louisiana
	Unrestricted	Generating	South Central
	Non-	LLC	Generating
	Guarantor	(Bond	LLC	Eliminations	Consolidated
(In thousands)	Subsidiaries	Guarantor)	(Bond Issuer)	(1)	Balance

Cash flows from operating activities:
Net income	$749	$3,693	$3,778	$(4,442)	$3,778
Adjustments to reconcile net income to net cash provided by operating activities:
Loss in earnings of unconsolidated affiliates	2,101	—	—	—	2,101
Depreciation and amortization	1,181	6,906	—	—	8,087
Amortization of deferred finance costs	—	107	—	—	107
Unrealized loss on energy contracts	—	—	595	—	595
Changes in assets and liabilities:
Accounts receivable	769	(9,182)	—	—	(8,413)
Inventory	(40)	(6,007)	—	—	(6,047)
Prepaid expenses	—	555	—	—	555
Accounts payable	(6)	1,378	—	—	1,372
Accounts payable-affiliates	(4,443)	34,534	(4,428)	4,442	30,105
Accrued interest	—	(17,808)	(17,808)	17,808	(17,808)
Interest receivable	—	—	17,808	(17,808)	—
Accrued fuel and purchased power expense	17	(9,895)	—	—	(9,878)
Other current liabilities	42	10,565	1	—	10,608
Changes in other assets and liabilities	177	682	54	—	913

Net cash provided by operating activities	547	15,528	—	—	16,075

Cash flows from investing activities:
Increase in note receivable	—	(6,000)	—	—	(6,000)
Capital expenditures	—	(1,894)	—	—	(1,894)
Payment received on loan to affiliate	—	—	12,750	(12,750)	—
Increase in restricted cash	—	(25,131)	—	—	(25,131)

Net cash (used) provided by investing activities	—	(33,025)	12,750	(12,750)	(33,025)

Cash flows from financing activities:
Repayments of long-term borrowings	—	(12,750)	(12,750)	12,750	(12,750)
Checks in excess of cash	(547)	22,247	—	—	21,700
Contributions by members’	—	8,000	—	—	8,000

Net cash (used) provided by financing activities:	(547)	17,497	(12,750)	12,750	16,950

Net increase in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents, beginning of Period	—	—	—	—	—

Cash and cash equivalents, end of Period	$—	$—	$—	$—	$—

(1)  All significant intercompany transactions have been eliminated in consolidation.

7.-Commitments and Contingencies

Legal Issues

     The New York Voluntary Bankruptcy Case

     On May 14, 2003 NRG Energy and certain of its U.S. affiliates (including NRG South Central) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court), In re: NRG ENERGY, INC., et. al., Case No. 03-13024 (PCB). NRG Energy expects operations to continue as normal during the restructuring process, while it operates its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

Pointe Coupee Parish Police Jury and Louisiana Generating, LLC v. United States Environmental Protection Agency and Christine Todd Whitman, Administrator, Adversary Proceeding No. 02-61021 on the docket of the United States Court of Appeals for the Fifth Circuit

     On December 2, 2002, a Petition for Review was filed to appeal the United States Environmental Protection Agency’s approval of the Louisiana Department of Environmental Quality’s (DEQ) revisions to the Baton Rouge State Implementation Plan (SIP). Pointe Coupee and NRG Energy’s subsidiary, Louisiana Generating, object to the approval of SIP Section 4.2.1. Permitting NOx Sources that purports to require DEQ to obtain offsets of major increases in emissions of nitrogen oxides (NOx) associated with major modifications of existing facilities or construction of new facilities both in the Baton Rouge Ozone Nonattainment Area and in four adjoining attainment parishes referred to as the Region of Influence, including Pointe Coupee Parish. The plaintiffs’ challenge is based on DEQ’s failure to comply with Administrative Procedures Act requirements related to rulemaking and EPA’s regulations, which prohibit EPA from approving a SIP not prepared in accordance with state law. The court granted a sixty (60) day stay of this proceeding on February 25, 2003 to allow the parties to conduct settlement discussions, which has now been further extended to August 26, 2003, while the parties continue their settlement efforts. At this time, NRG Energy is unable to predict the eventual outcome of this matter or the potential loss contingencies, if any, to which the Company may be subject.

In the Matter of Louisiana Generating, LLC, Adversary Proceeding No. 2002-1095 1-EQ on the docket of the Louisiana Division of Administrative Law.

     During 2000, DEQ issued a Part 70 Air Permit modification to Louisiana Generating to construct and operate two 240 MW natural gas-fired turbines. The Part 70 Air Permit set emissions limits for the criteria air pollutants, including NOx, based on the application of Best Available Control Technology (BACT). The BACT limitation for NOx was based on the guarantees of the manufacturer, Siemens-Westinghouse. Louisiana Generating sought an interim emissions limit to allow Siemens-Westinghouse time to install additional control equipment. To establish the interim limit, DEQ issued a Compliance Order and Notice of Potential Penalty, No. AE-CN-02-0022, on September 8, 2002, which is, in part, subject to the referenced administrative hearing. DEQ alleged that Louisiana Generating did not meet its NOx emissions limit on certain days, did not conduct all opacity monitoring and did not complete all record keeping and certification requirements. Louisiana Generating intends to vigorously defend certain claims and any future penalty assessment, while also seeking an amendment of its limit for NOx. An initial status conference has been held with the Administrative Law Judge and quarterly reports will be submitted to describe progress, including settlement and amendment of the limit. In addition, NRG Energy may assert breach of warranty claims against the manufacturer. With respect to the administrative action described above, at this time NRG Energy is unable to predict the eventual outcome of this matter or the potential loss contingencies, if any, to which the Company may be subject.

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

Kenneth W. Austin, James Gordon Chustz, Roger Morgan, Robert Perkins, Theodore Plauche’, Vaughn Reynolds, Charley Saizan, Thomas Palko, John Nichols, Doleen Lemoine, James Didier, Beverly Carnes, Anthony McMinn, Frank Neely, Joseph Lea, Emmitt Cavalier, William Geismer, Jess Hunger, Ronald Lewell McCabe, Allen Hetherwick, Laura Dabney, Ronald Saizon, Barbara Dickerson, Jeanette Johnson, Melinda Delhoste, Karen Herpich, Debra Jackson, Malcolm Stutes, Jesse Jarreau, Michael Armato, Sr., Dennis Johnson, Paul Dewey, and Clifford Nelson v. Ralph Mabey, as Bankruptcy Trustee of Cajun Electric Power

Cooperative, Inc., Louisiana Generating, L.L.C., and NRG Energy, Inc., United States District Court for the Middle District of Louisiana, Civil Action No. 00-728-D-M1

     Plaintiffs are former employees of Cajun Electric Power Cooperative, Inc. (Cajun). After lengthy bankruptcy proceedings, Louisiana Generating, L.L.C. (LaGen), a wholly owned subsidiary of NRG, acquired Cajun’s assets. Following dismissal of their EEOC charges without any investigation or finding, the plaintiffs sued Cajun, NRG, and LaGen contending that they were not offered employment, or were offered undesirable employment, because of their race, gender, and/or age in violation of Title VII and/or the ADEA. This litigation is not a class action and the parties and court have generally agreed that separate jury trials are appropriate. Discovery is complete, including sixty-one depositions. Dispositive motions have been filed on behalf of NRG and LaGen and should be decided in advance of the first jury trial, currently scheduled for June, 2003. The presiding Judge has already granted dispositive motions in favor of NRG and LaGen in two separate, but related, discrimination cases arising from the same transaction. NRG and LaGen are committed to a vigorous defense against the plaintiffs’ allegations.

Brenda K. Hurst v. Louisiana Generating, L.L.C. and NRG Energy, Inc., United States District Court for the Middle District of Louisiana, Civil Action No. 01-974-D-M1

     This case arises from the same transaction described in connection with the Austin case, above. The charging party filed a charge of discrimination with the Equal Employment Opportunity Commission alleging that her failure to obtain employment with LaGen following its acquisition of Cajun’s assets was discriminatory on the basis of gender. The EEOC dismissed the charge and Ms. Hurst filed a lawsuit in state court in Louisiana, which the Company removed to federal court. Following discovery, NRG and LaGen filed a dispositive motion, which the court granted. A final judgment was entered and the court awarded costs to NRG and LaGen. The bill of costs has now been filed. Plaintiff failed to timely appeal the judgment, so it is now final and binding.

Travis Ballou, George Brumfield, Anthony James, and John Wise, v. Ralph Mabey, as Bankruptcy Trustee of Cajun Electric Power Cooperative, Inc., Louisiana Generating, L.L.C., and NRG Energy, Inc., Civil Action No. 01-0125-B-M1, United States District Court for the Middle District of Louisiana

     This case arises from the same transaction described in connection with the Austin and Hurst cases above. Following dismissal of their EEOC charges with no investigation or finding, plaintiffs sued NRG and LaGen for alleged race and/or age discrimination. After discovery, NRG and LaGen filed dispositive motions, which the court granted. A final judgment was entered and the court awarded costs to NRG and LaGen. The bill of costs has been filed. On February 14, 2003, Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Fifth Circuit. NRG and LaGen are committed to a vigorous defense against the plaintiffs’ allegations.

Randy Beach, et. al. v. Pointe Coupee Electric Membership Cooperative, et. al. (Nos. 35,945, 35,946, and 36,141 in the 18th Judicial District Court of Pointe Coupee Parish).

     Three Louisiana Generating employees sued Pointe Coupee for injuries allegedly sustained while they were repairing a Pointe Coupee transformer pursuant to a Maintenance Agreement between Louisiana Generating and Pointe Coupee. The plaintiffs claim to have been “spewed by” hot transformer oil while repairing the transformer on August 11, 2001. No damages amounts are specified in their consolidated complaints. Pointe Coupee added Louisiana Generating to the suite asserting claims for indemnity and breach of contract. A number of depositions have been completed, discovery is ongoing, and a status conference has been requested. We cannot at this time predict the likelihood of an adverse determination in this dispute.

Quincy L. Adams, Jr. et. al. v. Owens Corning Fiberglass Corp. et. al. (No. 50,703 in the 18th Judicial District Court of Pointe Coupee Parish).

     The original petition in this asbestosis case was filed in 1995 and includes claims by numerous plaintiffs against various defendants (Miner/Manufacturer/Seller/Supplier/Distributor Defendants, Contractor Defendants and Premise Defendants). On December 18, 2002, NRG Energy Inc. was served with a supplemental petition adding it as a Premise Defendant based on the contract employment of seven plaintiffs at Big Cajun I or Big Cajun II at different times through November 2002. NRG has been granted an indefinite extension of time in which to reply to the petition, while plaintiffs’ counsel review materials sent to them by LaGen in support of LaGen’s request for voluntary dismissal. At the present time, we cannot predict the likelihood of an adverse determination in this suit.

Faye Locroix Killingsworth, et. al. v. A. P. Green Industries, Inc. et. al. (No. 455666 in the 19th Judicial District Court of East Baton Rouge Parish).

     The original petition in this asbestosis case was filed in 1998 and includes numerous defendants. On April 8, 2003, Big Cajun II Unit LLC and Big Cajun I Peaking Power LLC were served with a supplemental petition adding them as Premises Liability Defendants based on the decedent’s alleged asbestos exposure from 1973 to 1979. NRG has been granted an indefinite extension of time in which to reply to the petition, while plaintiffs’ counsel review materials sent to them by LaGen in support of LaGen’s request for voluntary dismissal based on its assertions that (1) Big Cajun II Unit LLC is not an entity that exists and, if plaintiffs meant to sue Big Cajun II Unit 4 LLC, the entity did not exist at the time of the alleged harm to the decedent; (2) Big Cajun I Peaking Power LLC did not exist at the time of the alleged harm to the decedent. At the present time, we cannot predict the likelihood of an adverse determination in this suit.

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

8.  Guarantees

     NRG South Central guarantees the purchase and sale of fuel, emission credits and power generation to and from third parties in connection with the operation of some of NRG South Central’s generation facilities. As of March 31, 2003, NRG South Central’s obligations pursuant to its guarantees of the performance of its subsidiaries totaled approximately $32.6 million.

     In June 2002, NRG Peaker Finance Company LLC issued $325 million of secured bonds to make loans to affiliates which own natural gas fired “peaker” electric generating projects. As of March 31, 2003, $319.4 million remains outstanding. NRG Peaker Finance Company LLC has advanced unsecured loans outstanding in the amount of $105.5 million to Bayou Cove through project loan agreements. The remaining amount outstanding of $213.8 million was advanced to NRG Rockford LLC and Rockford II LLC, indirect wholly owned subsidiaries of NRG Energy, Inc. The principal and interest payments, in addition to the obligation to pay fees and other finance expenses, in connection with the bonds are jointly and severally guaranteed by each of the three projects. As a result, NRG South Central’s obligation pursuant to its guarantee of the secured bonds is $319.4 million as of March 31, 2003. As of March 31, 2003, Bayou Cove had an intercompany loan outstanding in the amount of $105.5 million. On May 13, 2003, XL Capital Assurance, as controlling party, accelerated the approximately $319 million of debt issued by NRG Peaker Finance Company LLC.

     Louisiana Generating is a guarantor of the bonds issued on March 30, 2000 to acquire the Cajun facilities.

9.  Special Charges

     NRG South Central incurred $0.7 million of restructuring costs consisting of advisor fees. These costs were recognized as special charges in the statement of operations.

10. Asset Retirement Obligation

     Effective January 1, 2003, NRG South Central adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). SFAS No. 143 requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Upon initial recognition of a liability for an asset retirement obligation, an entity shall capitalize an asset retirement cost by increasing the carrying amount of the related long-lived asset by the same amount as the liability. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 are those for which a legal obligation exists under enacted laws, statutes and written or oral contracts, including obligations arising under the doctrine of promissory estoppel.

     NRG South Central has identified certain retirement obligations related to its operations at the Louisiana Generating and Sterlington projects. These asset retirement obligations are related primarily to future land remediation of leased property and environment obligations related to ash disposal site closures. NRG South Central has also identified other asset retirement obligations that could not be calculated because the assets associated with the retirement obligations were determined to have an indeterminate life. The adoption of SFAS No. 143 resulted in recording a $0.3 million increase to property, plant and equipment and a $0.4 million increase to other non-current liabilities. The cumulative effect of adopting SFAS No. 143 resulted in an increase in depreciation expense and an increase in interest expense, which combined was approximately $0.1 million.

     The following represents the balances of the asset retirement obligation as of January 1, 2003 and the additions and accretion of the asset retirement obligation for the three months ended March 31, 2003:

(Thousands of dollars)
		Accretion in
	Beginning Balance	Quarter Ended	Ending Balance
Description	Jan. 1, 2003	March 31, 2003	March 31, 2003

Louisiana Generating	$291	$11	$302
Sterlington	105	4	109

Total	$396	$15	$411

     The following represents the pro-forma effect on NRG South Central’s net income for the three months ended March 31, 2002, as if NRG Central had adopted SFAS No. 143 as of January 1, 2002:

Three Months Ended
March 31, 2002
(In thousands)
Net income as reported	$3,778
Pro-forma adjustment to reflect retroactive adoption of SFAS No. 143	(106)

Pro-forma net income	$3,672

NRG South Central has established a guarantor trust fund to accumulate the estimated funds necessary for asset retirement obligations. The fair value of the guarantor trust fund was $4.6 million at March 31, 2003 and at December 31, 2002.

11.  Recent Accounting Pronouncements

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” (SFAS No. 145) that supercedes previous guidance for the reporting of gains and losses from extinguishment of debt and accounting for leases, among other things. SFAS No. 145 requires that only gains and losses from the extinguishment of debt that meet the requirements for classification as “Extraordinary Items,” as prescribed in Accounting Principles Board Opinion No. 30, should be disclosed as such in the financial statements. Previous guidance required all gains and losses from the extinguishment of debt to be classified as “Extraordinary Items.” This portion of SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with restatement of prior periods required. NRG South Central adopted this standard as of January 1, 2003 and has no extraordinary gains or losses resulting from extinguishment of debt that will require restatement.

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

     In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements became effective for financial statements of interim or annual periods ending after December 15, 2002. The interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of the guarantee for the obligations the guarantor has undertaken in issuing the guarantee.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Due to the factors discussed below, as well as other matters discussed herein, NRG Energy’s financial condition has deteriorated significantly in the recent past. See “Liquidity ” below. As a result, NRG Energy does not contemplate that it will have sufficient funds to make required principal and interest payments on its corporate debt, which means that NRG Energy will remain in default of the various corporate level debt obligations.

Industry Dynamics

     An unregulated merchant power company in the United States can be characterized in two ways, as a generator or as an energy merchant, with some companies having characteristics of both. In the United States, generators are either outgrowths of regulated utilities, developers or independent aggregators of plants divested by utilities. Generators have grown through acquisitions or the construction of new power plants. Energy merchants have emphasized risk management and trading skills over the ownership of physical assets. Energy deregulation paved the way for development of these companies, with utilities in some regions forced to sell off some of their generating capacity and buy electricity on the wholesale market or through power procurement agreements.

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

     Weather — On the whole, the summer of 2001, the winter of 2001/2002 and the summer of 2002 were mild in the United States. This together with an oversupply of new generation in many markets has driven down energy prices significantly.

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

Results of Operations

For the three months ended March 31, 2003 compared to the three months ended March 31, 2002

Operating Revenues and Equity Earnings

     Revenues consisted primarily of sales under long-term agreements. Operating revenues and equity earnings for the quarter ended March 31, 2003 were $99.1 million compared to $89.7 million for the quarter ended March 31, 2002 an increase of $9.4 million or 10.5%. Generation increased 9% over prior year due to colder than normal temperatures during first quarter 2003. In addition, during 2002 there were equity losses related to SRW Cogeneration LP (SRW). In September 2002, NRG Energy sold its interest in SRW.

Cost of Operations

     Cost of operations for the quarter ended March 31, 2003 was $58.8 million compared to $57.5 million for the quarter ended March 31, 2002, an increase of $1.3 million, or 2.3%. Cost of operations included fuel and related costs, operation and maintenance costs and net gains/losses on non-hedge energy contracts.

     Fuel expense increased $1.5 million or 3.4% for the quarter ended March 31, 2003 as compared to the same period in 2002. In March 2002, the Company received a legal settlement of approximately $4.3 million, which was recognized as an offset to fuel expense. Excluding the credit to fuel expense in 2002, fuel expense decreased for the period ended March 31, 2003 due to an overall decrease in purchased power. NRG South Central purchased less power in 2003 compared to 2002. NRG South Central will purchase power to fulfill its obligation to customers only if it is more economical than producing power.

     Operations and maintenance increased $0.5 million or 4.2% for the three months ended March 31, 2003 as compared to the same period in 2002. Outage related costs increased $1.8 million. The 2003 outage relates to BC2 Unit 1. During 2002, the outage consisted of BC2 Unit 3, which is a jointly owned unit. As a result, NRG South Central absorbed only 58% of the 2002 outage costs. The increase in outage related costs is offset by a decrease of $1.2 million related to property taxes due to a favorable court ruling on the property tax assessment.

Depreciation and Amortization

     Depreciation expense for the quarter ended March 31, 2003 was $8.9 million compared to $8.1 million for the quarter ended March 31, 2002, an increase of $0.8 million or 9.9%. Retirement of equipment related to the BC2 Unit 1 during the first quarter of 2003 resulted in $0.5 million of the increase, as the loss on disposal is recorded to depreciation expense. The remaining increase is due to Bayou Cove not being operational until after the first quarter of 2002.

Special Charges

     Special charges for the quarter ended March 31, 2003 was $0.7 million compared to $0 million for the quarter ended March 31, 2002. The increase is due to costs associated with restructuring costs consisting of advisor fees.

Interest Expense

     Interest expense for the quarter ended March 31, 2003 was $19.1 million compared to $17.9 million for the quarter ended March 31, 2002, an increase of $1.2 million or 6.7%. The increase in interest expense is due to increased debt at the Bayou Cove facility. In June 2002, NRG Peaker Finance Company LLC advanced unsecured loans in the amount of $107.4 million to Bayou Cove through project loan agreements. The note bears a fixed interest rate of 6.673%.

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

     Refer to Item 15 Note 2 of the consolidated financial statements of NRG South Central Generating LLC Form 10-K for the year ended December 31, 2002 for additional discussion regarding NRG South Central’s accounting policies and estimates.

Off Balance-Sheet Items

     As of March 31, 2003, NRG South Central does not have any significant relationships with structured finance or special purpose entities that provide liquidity, financing or incremental market risk or credit risk.

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

     In response to a possible downgrade during 2002, Xcel Energy contributed $500 million to NRG Energy, and NRG Energy and its subsidiaries sold assets and businesses that provided NRG Energy in excess of $286 million in cash and eliminated approximately $432 million in debt. NRG Energy also cancelled or deferred construction of approximately 3,900 MW of new generation projects. On July 26, 2002, Standard & Poors’ (S&P) downgraded NRG Energy’s senior unsecured bonds to below investment grade, and three days later Moody’s also downgraded NRG Energy’s senior unsecured debt rating to below investment grade. Since July 2002, NRG Energy senior unsecured debt, as well as the secured NRG Northeast Generating LLC bonds and the secured NRG South Central Generating LLC bonds and secured LSP Energy (Batesville) bonds were downgraded multiple times. After NRG Energy failed to make payments due under certain unsecured bond obligations on September 16, 2002, both Moody’s and S&P once again lowered their ratings on NRG Energy’s unsecured bonds and its subsidiaries’ secured bonds. Currently, NRG Energy’s unsecured bonds carry a rating of D at S&P and between Ca and C at Moody’s, depending on the specific debt issue. NRG South Sentral Generating LLC secured bonds carry a rating of D at S&P and Caa1 at Moody’s.

     As a result of the downgrade of NRG Energy’s credit rating, declining power prices, increasing fuel prices, the overall downturn in the energy industry, and the overall downturn in the economy, NRG Energy has experienced severe financial difficulties. These difficulties have caused NRG Energy to, among other things, miss scheduled principal and interest payments due to its corporate lenders and bondholders, prepay for fuel and other related delivery and transportation services and provide performance collateral in certain instances. NRG Energy has also recorded asset impairment charges of approximately $3.1 billion as of December 31, 2002, related to various operating projects as well as for projects that were under construction which NRG Energy has stopped funding.

     NRG Energy and certain wholly owned subsidiaries have failed to timely make several interest and/or principal payments on indebtedness. These missed payments have resulted in cross-defaults of numerous other non-recourse and limited recourse debt instruments of NRG Energy and have caused the acceleration of multiple debt instruments of NRG Energy, rendering such debt immediately due and payable. For more specific information regarding NRG Energy’s liquidity issues, refer to “Liquidity Issues” in Item I of Form 10-K filed by NRG Energy on March 31, 2003.

     Since March 31, 2003 NRG Energy failed to make a first-quarter payment of $19.1 million due on March 31, 2003 relating to interest and fees on the $1.0 billion unsecured 364-day revolving credit facility; a $13.6 million interest payment due on April 1, 2003 on the $350 million of 7.75% senior unsecured notes maturing 2011; a $21.6 million interest payment due on April 1, 2003 on the $500 million of 8.625% senior unsecured notes maturing 2031; and a $9.6 million interest payment due on May 1, 2003 on the $240 million of 8.0% senior unsecured notes maturing 2013. On May 13, 2003, XL Capital Assurance, as controlling party, accelerated the approximately $319 million of debt issued by NRG Peaker Finance Company LLC. These facilities are in default.

     Prior to the downgrades, many corporate guarantees and commitments of NRG Energy and its subsidiaries required that they be supported or replaced with letters of credit or cash collateral within 5 to 30 days of a ratings downgrade below Baa3 or BBB — by Moody’s or Standard & Poor’s, respectively. As a result of the downgrades on July 26, 2002 and July 29, 2002 NRG Energy received demands to post collateral aggregating approximately $1.1 billion. NRG Energy is presently working with various secured project lender groups with respect to the issue of posting collateral and is working towards establishing a comprehensive plan of restructuring.

     In August 2002, NRG Energy retained financial and legal restructuring advisors to assist its management in the preparation of a comprehensive financial and operational restructuring. In November 2002, NRG Energy and Xcel Energy presented a comprehensive plan of restructuring to an ad hoc committee of its bond holders and a steering committee of its bank lenders (the Ad Hoc Creditors Committees). The restructuring plan has served as a basis for continuing negotiations between the Ad Hoc Creditors Committees, NRG Energy and Xcel Energy related to a consensual plan of reorganization for NRG Energy.

     On November 22, 2002, five former NRG Energy executives filed an involuntary Chapter 11 petition against NRG Energy in U.S. Bankruptcy Court for the District of Minnesota. On February 19, 2003, NRG Energy announced that it had reached a settlement with the petitioners. On May 12, 2003 the Bankruptcy Court issued an Order abstaining from exercising jurisdiction over any aspect of the case and dismissed the case.

     On March 26, 2003, Xcel Energy announced that its board of directors had approved a tentative settlement agreement with holders of most of NRG Energy’s long-term notes and the steering committee representing NRG’s bank lenders. The settlement is subject to certain conditions, including the approval of at least a majority in dollar amount of the NRG Energy bank lenders and long-term noteholders and definitive documentation. There can be no assurance that such approvals will be obtained. The terms of the tentative settlement call for Xcel Energy to make payments to NRG Energy over the next 13 months totaling up to $752 million for the benefit of NRG Energy’s creditors in consideration for their waiver of any existing and potential claims against Xcel Energy. Under the settlement, Xcel Energy will make the following payments: (i) $350 million at or shortly following the consummation of a restructuring of NRG Energy’s debt. It is expected this payment would be made prior to year-end 2003; (ii) $50 million on January 1, 2004. At Xcel Energy’s option, it may fill this requirement with either cash or Xcel Energy common stock or any combination thereof; and (iii) $352 million in April 2004. Since the announcement on March 26, 2003, representatives of NRG Energy, Xcel Energy, the bank lenders and noteholders have continued to meet to draft the definitive documentation necessary to fully implement the terms and conditions of the tentative settlement agreement.

     On May 14, 2003 NRG Energy and certain of its U.S. affiliates (including NRG South Central) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court), In re: NRG ENERGY, INC., et al., Case No. 03-13024 (PCB). NRG Energy expects operations to continue as normal during the restructuring process, while it operates its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In connection with its Chapter 11 filing, NRG Energy also announced that the company had secured a $250 million debtor-in-possession (DIP) financing facility from GE Capital Corporation, subject to Bankruptcy Court approval, to be utilized by NRG Northeast Generating LLC (NEG) and some NEG subsidiaries. The company anticipates that the DIP, together with its cash reserves and its ongoing revenue stream, will be sufficient to fund its operations, including payment of employee wages and benefits, during the reorganization process.

     On May 15, 2003, NRG Energy announced that it has been notified that the New York Stock Exchange (NYSE) has suspended trading in NRG Energy’s corporate units that trade under the ticker symbol NRZ and that an application to the Securities and Exchange Commission to delist the Units is pending the completion of applicable procedures, including appeal by NRG Energy of the NYSE staff’s decision. NRG Energy does not plan to make such an appeal. The NYSE took this action following NRG Energy’s announcement that it and certain of its U.S. affiliates had filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

Cash Flows

	For the three months ended
	March 31,
(In thousands)	2003	2002

Net cash (used in)/provided by operating Activities	$(30,090)	$16,075

     Net cash used by operations increased during the three months ended March 31, 2003 compared to the same period in 2002. The most significant changes in working capital related to decreases in Accounts Payable — Affiliate, Accrued Interest and Other Current Asset and Liabilities during the current period.

	For the three months ended
	March 31,
(In thousands)	2003	2002

Net cash provided by/(used in) investing activities	$31,476	$(33,025)

     Net cash provided by investing activities for the three months ended March 31, 2003 increased in comparison to the same period in 2002. The increase is due to a decrease in restricted cash in 2003 versus an increase in 2002.

	For the three months ended
	March 31,
(In thousands)	2003	2002

Net cash provided by financing activities	$—	$16,950

     Net cash provided by financing activities decreased from the same period in 2002. The decrease is due to no finance activity in 2003.

Contractual obligations and commercial commitments

     NRG South Central has a variety of contractual obligations and other commercial commitments that represent prospective cash requirements in addition to its capital expenditure program. The following is a summarized table of contractual obligations.

	Payments Due by Period Subsequent to March 31, 2003

		Short	1-3	4-5	After
(In thousands)	Total	Term	Years	Years	5 Years

Long term debt	$750,750	$750,750	$—	$—	$—
Note payable — affiliate	105,491	105,491	—	—	—
Operating leases	672	297	172	43	160

Total contractual cash obligations	$856,913	$856,538	$172	$43	$160

	Amount of Commitment Expiration Period as of March 31, 2003

	Total
	Amounts	Short	1-3	4-5	After
(In thousands)	Committed	Term	Years	Years	5 Years

Guarantees	$352,000	$352,000	$—	$—	$—

Total commercial commitments	$352,000	$352,000	$—	$—	$—

Derivative Instruments

     The tables below disclose the derivative activities that include non-exchange traded contracts accounted for at fair value. Specifically, these tables disaggregate realized and unrealized changes in fair value; identifies changes in fair value attributable to changes in valuation techniques; disaggregates estimated fair values at March 31, 2003 based on whether fair values are determined by quoted market prices or more subjective means; and indicates the maturities of contracts at March 31, 2003.

Derivative Activity

(In thousands)	Gains/(Losses)
Fair Value of contracts outstanding at the beginning of the Period	$(23)
Contracts realized or otherwise settled during the period	78
Fair value of new contract when entered into during the Period	—
Changes in fair values attributable to changes in valuation Techniques	—
Other changes in fair values	(2)

Fair value of contracts outstanding at the end of the period	$53

Sources of Fair Value

Fair Value of Contracts at Period End

					Total
Gains/(Losses)	Maturity	Maturity	Maturity	Maturity	Fair
(In thousands)	Less than 1 Year	1-3 Years	4-5 Years	in excess of 5 Years	Value

Prices actively Quoted	$53	$—	$—	$—	$53
Prices provided by other external sources	—	—	—	—	—
Prices based on models & other valuation methods	—	—	—	—	—

	$53	$—	$—	$—	$53

Recent Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The liability is initially capitalized as part of the cost of the related tangible long-lived asset and thus depreciated over the asset’s useful life. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Effective January 1, 2003, NRG South Central adopted SFAS No. 143, as required. Accordingly, NRG South Central identified certain retirement obligations related to the future land remediation of leased property and environmental obligations related to ash disposal site closures. The adoption of SFAS No. 143 resulted in NRG South Central recording a $0.3 million increase in property, plant and equipment and a $0.4 million increase in other long-term obligations. The cumulative effect of adopting SFAS No. 143 resulted in a combined increase in depreciation expense and interest expense of $0.1 million.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” (SFAS No. 145) that supercedes previous guidance for the reporting of gains and losses from extinguishment of debt and accounting for leases, among other things. SFAS No. 145 requires that only gains and losses from the extinguishment of debt that meet the requirements for classification as “Extraordinary Items,” as prescribed in Accounting Principles Board Opinion No. 30, should be disclosed as such in the financial statements. Previous guidance required all gains and losses from the extinguishment of debt to be classified as “Extraordinary Items.” This portion of SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with restatement of prior periods required. NRG South Central adopted this standard as of January 1, 2003 and has no extraordinary gains or losses resulting from extinguishment of debt that will require restatement.

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

     In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements became effective for financial statements of interim or annual periods ending after December 15, 2002. The interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of the guarantee for the obligations the guarantor has undertaken in issuing the guarantee.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risks, including changes in commodity prices and interest rates, and credit risk as disclosed in Management’s Discussion and Analysis in its annual report on Form 10-K for the year ended December 31, 2002. Except as follows, there have been no material changes as of March 31, 2003 to the market risk disclosures presented as of December 31, 2002.

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

     The estimated maximum potential three-day loss in fair value of the commodity price related financial instruments, calculated using the VAR model is approximately $9.1 million and $4.1 million for the three months ended March 31, 2003 and 2002, respectively. The average, high and low amounts for the three months ended March 31, 2003 were $9.2 million, $13.0 million and $7.3 million, respectively. The average, high and low amounts for the three months ended March 31, 2002 were $3.5 million, $4.9 million and $2.4 million, respectively.

Item 4. Controls and Procedures

     The Vice President, General Counsel, Treasurer and Controller (the Certifying Officers) have evaluated NRG South Central’s disclosure controls and procedures as defined in the rules of the SEC within 90 days of the filing date of this report and have determined that, except to the extent indicated otherwise in this paragraph, disclosure controls and procedures were effective in ensuring that material information required to be disclosed by NRG South Central in the reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. During the fourth quarter of 2002, the Certifying Officers determined that there were certain deficiencies in the internal controls relating to financial reporting at NRG South Central caused by NRG South Central’s pending financial restructuring and business realignment. During the second half of 2002, there were material changes and vacancies in senior NRG South Central management positions and a diversion of NRG South Central’s financial and management resources to restructuring efforts. These circumstances detracted from NRG South Central’s ability through its internal controls to timely monitor and accurately assess the impact of certain transactions, as would be expected in an effective financial reporting control environment. NRG South Central has dedicated and will continue to dedicate in 2003 resources to make corrections to those control deficiencies. Notwithstanding the foregoing and as indicated in the certification accompanying the signature page to this report, the Certifying Officers have certified that, to the best of their knowledge, the financial statements, and other financial information included in this report on Form 10-Q, fairly present in all material respects the financial conditions, results of operations and cash flows of NRG South Central as of, and for the periods presented in this report.

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

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

     The New York Voluntary Bankruptcy Case

     On May 14, 2003 NRG Energy and certain of its U.S. affiliates (including NRG South Central) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court), In re: NRG ENERGY, INC., et. al., Case No. 03-13024 (PCB). NRG Energy expects operations to continue as normal during the restructuring process, while it operates its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

Pointe Coupee Parish Police Jury and Louisiana Generating, LLC v. United States Environmental Protection Agency and Christine Todd Whitman, Administrator, Adversary Proceeding No. 02-61021 on the docket of the United States Court of Appeals for the Fifth Circuit

     On December 2, 2002, a Petition for Review was filed to appeal the United States Environmental Protection Agency’s approval of the Louisiana Department of Environmental Quality’s (DEQ) revisions to the Baton Rouge State Implementation Plan (SIP). Pointe Coupee and NRG Energy’s subsidiary, Louisiana Generating, object to the approval of SIP Section 4.2.1. Permitting NOx Sources that purports to require DEQ to obtain offsets of major increases in emissions of nitrogen oxides (NOx) associated with major modifications of existing facilities or construction of new facilities both in the Baton Rouge Ozone Nonattainment Area and in four adjoining attainment parishes referred to as the Region of Influence, including Pointe Coupee Parish. The plaintiffs’ challenge is based on DEQ’s failure to comply with Administrative Procedures Act requirements related to rulemaking and EPA’s regulations which prohibit EPA from approving a SIP not prepared in accordance with state law. The court granted a sixty (60) day stay of this proceeding on February 25, 2003 to allow the parties to conduct settlement discussions, which has now been further extended to August 26, 2003, while the parties continue their settlement efforts. At this time, NRG Energy is unable to predict the eventual outcome of this matter or the potential loss contingencies, if any, to which the Company may be subject.

In the Matter of Louisiana Generating, LLC, Adversary Proceeding No. 2002-1095 1-EQ on the docket of the Louisiana Division of Administrative Law.

     During 2000, DEQ issued a Part 70 Air Permit modification to Louisiana Generating to construct and operate two 240 MW natural gas-fired turbines. The Part 70 Air Permit set emissions limits for the criteria air pollutants, including NOx, based on the application of Best Available Control Technology (BACT). The BACT limitation for NOx was based on the guarantees of the manufacturer, Siemens-Westinghouse. Louisiana Generating sought an interim emissions limit to allow Siemens-Westinghouse time to install additional control equipment. To establish the interim limit, DEQ issued a Compliance Order and Notice of Potential Penalty, No. AE-CN-02-0022, on September 8, 2002, which is, in part, subject to the referenced administrative hearing. DEQ alleged that Louisiana Generating did not meet its NOx emissions limit on certain days, did not conduct all opacity monitoring and did not complete all record keeping and certification requirements. Louisiana Generating intends to vigorously defend certain claims and any future penalty assessment, while also seeking an amendment of its limit for NOx. An initial status conference has been held with the Administrative Law Judge and quarterly reports will be submitted to describe progress, including settlement and amendment of the limit. In addition, NRG Energy may assert breach of warranty claims against the manufacturer. With respect to the administrative action described above, at this time NRG Energy is unable to predict the eventual outcome of this matter or the potential loss contingencies, if any, to which the Company may be subject.

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

Kenneth W. Austin, James Gordon Chustz, Roger Morgan, Robert Perkins, Theodore Plauche’, Vaughn Reynolds, Charley Saizan, Thomas Palko, John Nichols, Doleen Lemoine, James Didier, Beverly Carnes, Anthony McMinn, Frank Neely, Joseph Lea, Emmitt Cavalier, William Geismer, Jess Hunger, Ronald Lewell McCabe, Allen Hetherwick, Laura Dabney, Ronald Saizon, Barbara Dickerson, Jeanette Johnson, Melinda Delhoste, Karen Herpich, Debra Jackson, Malcolm Stutes, Jesse Jarreau, Michael

Armato, Sr., Dennis Johnson, Paul Dewey, and Clifford Nelson v. Ralph Mabey, as Bankruptcy Trustee of Cajun Electric Power Cooperative, Inc., Louisiana Generating, L.L.C., and NRG Energy, Inc., United States District Court for the Middle District of Louisiana, Civil Action No. 00-728-D-M1

     Plaintiffs are former employees of Cajun Electric Power Cooperative, Inc. (Cajun). After lengthy bankruptcy proceedings, Louisiana Generating, L.L.C. (LaGen), a wholly owned subsidiary of NRG, acquired Cajun’s assets. Following dismissal of their EEOC charges without any investigation or finding, the plaintiffs sued Cajun, NRG, and LaGen contending that they were not offered employment, or were offered undesirable employment, because of their race, gender, and/or age in violation of Title VII and/or the ADEA. This litigation is not a class action and the parties and court have generally agreed that separate jury trials are appropriate. Discovery is complete, including sixty-one depositions. Dispositive motions have been filed on behalf of NRG and LaGen and should be decided in advance of the first jury trial, currently scheduled for June, 2003. The presiding Judge has already granted dispositive motions in favor of NRG and LaGen in two separate, but related, discrimination cases arising from the same transaction. NRG and LaGen are committed to a vigorous defense against the plaintiffs’ allegations.

Brenda K. Hurst v. Louisiana Generating, L.L.C. and NRG Energy, Inc., United States District Court for the Middle District of Louisiana, Civil Action No. 01-974-D-M1

     This case arises from the same transaction described in connection with the Austin case, above. The charging party filed a charge of discrimination with the Equal Employment Opportunity Commission alleging that her failure to obtain employment with LaGen following its acquisition of Cajun’s assets was discriminatory on the basis of gender. The EEOC dismissed the charge and Ms. Hurst filed a lawsuit in state court in Louisiana, which the Company removed to federal court. Following discovery, NRG and LaGen filed a dispositive motion, which the court granted. A final judgment was entered and the court awarded costs to NRG and LaGen. The bill of costs has now been filed. Plaintiff failed to timely appeal the judgment, so it is now final and binding.

Travis Ballou, George Brumfield, Anthony James, and John Wise, v. Ralph Mabey, as Bankruptcy Trustee of Cajun Electric Power Cooperative, Inc., Louisiana Generating, L.L.C., and NRG Energy, Inc., Civil Action No. 01-0125-B-M1, United States District Court for the Middle District of Louisiana

     This case arises from the same transaction described in connection with the Austin and Hurst cases above. Following dismissal of their EEOC charges with no investigation or finding, plaintiffs sued NRG and LaGen for alleged race and/or age discrimination. After discovery, NRG and LaGen filed dispositive motions, which the court granted. A final judgment was entered and the court awarded costs to NRG and LaGen. The bill of costs has been filed. On February 14, 2003, Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Fifth Circuit. NRG and LaGen are committed to a vigorous defense against the plaintiffs’ allegations.

Randy Beach, et. al. v. Pointe Coupee Electric Membership Cooperative, et. al. (Nos. 35,945, 35,946, and 36,141 in the 18th Judicial District Court of Pointe Coupee Parish).

     Three Louisiana Generating employees sued Pointe Coupee for injuries allegedly sustained while they were repairing a Pointe Coupee transformer pursuant to a Maintenance Agreement between Louisiana Generating and Pointe Coupee. The plaintiffs claim to have been “spewed by” hot transformer oil while repairing the transformer on August 11, 2001. No damages amounts are specified in their consolidated complaints. Pointe Coupee added Louisiana Generating to the suite asserting claims for indemnity and breach of contract. A number of depositions have been completed, discovery is ongoing, and a status conference has been requested. We cannot at this time predict the likelihood of an adverse determination in this dispute.

Quincy L. Adams, Jr. et. al. v. Owens Corning Fiberglass Corp. et. al. (No. 50,703 in the 18th Judicial District Court of Pointe Coupee Parish).

     The original petition in this asbestosis case was filed in 1995 and includes claims by numerous plaintiffs against various defendants (Miner/Manufacturer/Seller/Supplier/Distributor Defendants, Contractor Defendants and Premise Defendants). On December 18, 2002, NRG Energy Inc. was served with a supplemental petition adding it as a Premise Defendant based on the contract employment of seven plaintiffs at Big Cajun I or Big Cajun II at different times through November 2002. NRG has been granted an indefinite extension of time in which to reply to the petition, while plaintiffs’ counsel review materials sent to them by LaGen in support of LaGen’s request for voluntary dismissal. At the present time, we cannot predict the likelihood of an adverse determination in this suit.

Faye Locroix Killingsworth, et. al. v. A. P. Green Industries, Inc. et. al. (No. 455666 in the 19th Judicial District Court of East

Baton Rouge Parish).

     The original petition in this asbestosis case was filed in 1998 and includes numerous defendants. On April 8, 2003, Big Cajun II Unit LLC and Big Cajun I Peaking Power LLC were served with a supplemental petition adding them as Premises Liability Defendants based on the decedent’s alleged asbestos exposure from 1973 to 1979. NRG has been granted an indefinite extension of time in which to reply to the petition, while plaintiffs’ counsel review materials sent to them by LaGen in support of LaGen’s request for voluntary dismissal based on its assertions that (1) Big Cajun II Unit LLC is not an entity that exists and, if plaintiffs meant to sue Big Cajun II Unit 4 LLC, the entity did not exist at the time of the alleged harm to the decedent; (2) Big Cajun I Peaking Power LLC did not exist at the time of the alleged harm to the decedent. At the present time, we cannot predict the likelihood of an adverse determination in this suit.

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

Item 3. Defaults on Senior Securities

$500 million of 8.962% Series A-1 Senior Secured Notes due 2016 issued by NRG South Central Generating LLC

•	Failure to make $20.2 million interest and $12.8 million principal payment due on September 16, 2002

•	Failure to make $12.8 million principal payment due on March 17, 2003

•	Failure to fund debt service reserve account

•	Acceleration of debt on November 21, 2002, rendering the debt immediately due and payable

$300 million 9.479% Series B-1 Senior Secured bonds due 2024 issued by NRG South Central Generating LLC

•	Failure to make $14.2 million interest payment due on September 16, 2002

•	Failure to fund debt service reserve account

•	Acceleration of debt on November 21, 2002, rendering the debt immediately due and payable

$325 million Series A floating rate Senior Secured Bonds due 2019 issued by NRG Peaker Finance Company LLC

•	Failure to remove liens placed on one of the project company assets

•	A cross default resulting from failure by NRG Energy to make payments of principal, interest and other amounts due on NRG Energy’s debt for borrowed money in excess of $50 million in the aggregate

•	Notice of default issued on October 22, 2002

•	Acceleration of debt on May 13, 2003, rendering the debt immediately due and payable

     In addition to the foregoing, there may be additional technical defaults with respect to these or other NRG Energy debt instruments. Further, defaults on or acceleration of the foregoing debt instruments may result in cross-defaults on or cross-acceleration of these or other NRG Energy debt instruments.

Item 6. Exhibits and Reports on Form 8-K

(A)	Exhibits 99.1 Officers’ Certification

(B)	Reports on Form 8-K - None

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

•	The impact of NRG Energy’s or NRG South Central’s Chapter 11 bankruptcy filing in the United States Bankruptcy Court for the Southern District of New York, including the actions and decisions of creditors of NRG Energy and NRG South Central and/or interested third parties, the various instructions, orders and decisions of the Bankruptcy Court, and the possibility of a bankruptcy filing by additional NRG Energy subsidiaries;

•	NRG Energy’s ability or the ability of any of its subsidiaries to reach agreements with its lenders, creditors and other stakeholders regarding a comprehensive restructuring of NRG Energy;

•	Cost and other effects of legal and administrative proceedings, settlements, investigations and claims;

•	NRG Energy’s ability to sell assets in the amounts and on the time table assumed;

•	General economic conditions including inflation rates and monetary exchange rate fluctuations;

•	The effect on the U.S. economy as a consequence of the invasion of Iraq and other potential actions relating to the U.S. government’s efforts to suppress terrorism;

•	Trade, monetary, fiscal, taxation, and environmental policies of governments, agencies and similar organizations in geographic areas where NRG South Central has a financial interest;

•	Customer business conditions including demand for their products or services and supply of labor and materials used in creating their products and services and solvency;

•	Supplier financial condition, including solvency, the ability to deliver procured commodities and services as required and directed and the outcome of the bankruptcy filing by American Commercial Marine Services Company;

•	Financial or regulatory accounting principles or policies imposed by the Financial Accounting Standards Board, the Securities and Exchange Commission, the Federal Energy Regulatory Commission and similar entities with regulatory oversight;

•	Factors affecting power generation operations such as unusual weather conditions; catastrophic weather-related damage; unscheduled generation outages, maintenance or repairs; unanticipated changes to fossil fuel, or gas supply costs or availability due to higher demand, shortages, transportation problems or other developments; environmental incidents; or electric transmission or gas pipeline system constraints;

•	Employee workforce factors including loss or retirement of key executives, collective bargaining agreements with union employees, or work stoppages;

•	Volatility of energy prices in a deregulated market environment:

•	Increased competition in the power generation industry;

•	Technological developments that result in competitive disadvantages and create the potential for impairment of existing assets;

•	Limitations on NRG South Central’s ability to control projects in which NRG South Central has less than 100% interest;

•	Limited operating history at recently acquired or constructed projects provide only a limited basis for management to project the results of future operations;

•	Risks associated with timely completion of projects under construction, including obtaining competitive commercial agreements, obtaining regulatory and permitting approvals, local opposition, construction delays and other factors beyond

NRG South Central’s control;

•	Factors associated with various investments including competition, operating risks, dependence on certain suppliers and customers, and environmental and energy regulations;

•	Changes in government regulation or the implementation of new government regulations, including pending changes within or outside of California as a result of the California energy crisis, or the outcome of litigation pending in California and other western states, which could adversely affect the continued deregulation of the electric industry;

•	Changes in market design or implementation of rules that affects NRG South Central’s ability to transmit or sell power in any market.

•	Other business or investment considerations that may be disclosed from time to time in NRG South Central’s Securities and Exchange Commission filings or in other publicly disseminated written documents.

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

NRG South Central Generating LLC

(Registrant)

/s/ Scott J. Davido

Scott J. Davido
Vice President, General Counsel (Principal Executive Officer)

/s/ George P. Schaefer

Date: May 20, 2003	George P. Schaefer, Treasurer
(Principal Financial Officer)

/s/ William T. Pieper

William T. Pieper, Controller
(Principal Accounting Officer)

CERTIFICATIONS

I, Scott J. Davido, certify that:

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

Dated: May 20, 2003

/s/ Scott J. Davido

Vice President, General Counsel

CERTIFICATIONS

I, George P. Schaefer, certify that:

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

Dated: May 20, 2003

/s/ George P. Schaefer

Treasurer

CERTIFICATIONS

I, William T. Pieper, certify that:

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

Dated: May 20, 2003

/s/ William T. Pieper

Controller