Form 10-Q
period 2003-06-30
NRG SOUTH CENTRAL GENERATING LLC
filed 2003-08-14
CIK 1124468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934
[  ] Transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934

For the Quarter Ended: June 30, 2003	Commission File No. 333-48900

NRG South Central Generating LLC
(Exact name of Registrant as specified in its charter)

Delaware	41-1963217
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

901 Marquette Avenue, Suite 2300
Minneapolis, Minnesota	55402
(Address of principal executive offices)	(Zip Code)

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

Yes [X]  No [  ]

Index

		Page No.

Part I
Item 1	Consolidated Financial Statements and Notes
	Consolidated Statements of Operations	2
	Consolidated Balance Sheets	3
	Consolidated Statements of Members' Equity	4
	Consolidated Statements of Cash Flows	5
	Notes to Financial Statements	6-22

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operation	23-29
Item 3	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4	Controls and Procedures	29-30
Part II
Item 1	Legal Proceedings	31
Item 3	Defaults on Senior Securities	31
Item 6	Exhibits and Reports on Form 8-K	31
	Cautionary Statement Regarding Forward Looking Information	31-32
SIGNATURES		33

NRG South Central Generating LLC and Subsidiaries
Consolidated Statements of Operations
(UNAUDITED)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(In thousands)	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Operating revenues
Revenues from majority owned operations	$92,618	$101,360	$196,508	$193,178
Equity in losses of unconsolidated affiliates	—	(2,293)	—	(4,394)

Total operating revenues and equity earnings	92,618	99,067	196,508	188,784
Operating costs and expenses
Cost of operations	61,014	65,580	124,727	123,032
Depreciation and amortization	10,006	9,852	18,951	17,939
General and administrative expenses	1,551	2,446	3,612	4,618
Restructuring professional fees and expenses	885	—	885	—
Restructuring charges	1,250	—	1,919	—

Operating income	17,912	21,189	46,414	43,195
Other income (expense)
Other income, net	439	678	827	302
Restructuring interest income	107	—	107	—
Interest expense	(19,547)	(17,369)	(38,489)	(35,221)

Net (loss) income	$(1,089)	$4,498	$8,859	$8,276

See accompanying notes to consolidated financial statements.

NRG South Central Generating LLC and Subsidiaries
Consolidated Balance Sheets
(UNAUDITED)

	June 30,	December 31,
(In thousands)	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,041	$310
Restricted cash	111,253	109,336
Accounts receivable	30,717	46,338
Notes receivable — current	1,500	3,000
Inventory	60,358	64,364
Derivative instruments valuation	532	112
Prepaid expenses	7,643	3,236

Total current assets	220,044	226,696
NON-CURRENT ASSETS
Property, plant & equipment, net of accumulated depreciation of $99,958 and $83,242	1,114,057	1,131,896
Decommissioning fund investment	4,663	4,617
Deferred financing costs, net of accumulated amortization of $2,690 and $1,853	29,191	30,028
Other assets, net of accumulated amortization of $859 and $720	6,967	7,107

Total assets	$1,374,922	$1,400,344

LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$750,750
Note payable — affiliate	105,491	105,491
Accounts payable	12,330	9,814
Accounts payable — affiliates	54,897	126,522
Accrued fuel and purchased power expense	2,802	10,303
Accrued interest	8,795	55,413
Accrued interest — affiliate	3,323	514
Derivative instruments valuation	132	135
Checks in excess of cash	42	—
Other current liabilities	2,510	11,514

Total current liabilities	190,322	1,070,456
Other non-current liabilities	702	6,238

Total liabilities not subject to compromise	191,024	1,076,694
LIABILITIES SUBJECT TO COMPROMISE:
Long-term debt	750,750	—
Accounts payable	10,118	—
Accounts payable — affiliates	72,972	—
Accrued interest	11,281	—
Other liabilities	6,268	—

Total liabilities subject to compromise	851,389	—
Commitments and contingencies
MEMBERS’ EQUITY	332,509	323,650

Total liabilities and members’ equity	$1,374,922	$1,400,344

See accompanying notes to consolidated financial statements.

NRG South Central Generating LLC and Subsidiaries
Consolidated Statements of Members’ Equity
(UNAUDITED)

	Member		Total
	Contributions/	Accumulated	Members'
(In thousands)	Distributions	Net Income (Loss)	Equity

Balances at December 31, 2001	$409,389	$36,124	$445,513
Net income	—	8,276	8,276

Comprehensive income for the period ended June 30, 2002			8,276
Member contributions, net	50,011	—	50,011

Balances at June 30, 2002	$459,400	$44,400	$503,800

Balances at December 31, 2002	$459,400	$(135,750)	$323,650
Net income	—	8,859	8,859

Comprehensive income for the period ended June 30, 2003			8,859

Balances at June 30, 2003	$459,400	$(126,891)	$332,509

See accompanying notes to consolidated financial statements.

NRG South Central Generating LLC and Subsidiaries
Consolidated Statements of Cash Flows
(UNAUDITED)

	Six Months Ended	Six Months Ended
(In thousands)	June 30, 2003	June 30, 2002

Cash flows from operating activities:
Net income	$8,859	$8,276
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Loss in earnings of unconsolidated affiliates	—	4,394
Depreciation and amortization	18,951	17,939
Amortization of deferred finance costs	837	275
Unrealized (gain)/loss on energy contracts	(423)	237
Changes in assets and liabilities:
Accounts receivable	15,621	(5,546)
Inventory	4,006	(7,738)
Prepaid expenses	(4,407)	(2,034)
Accounts payable	12,634	11,159
Accounts payable — affiliates	1,307	24,402
Accrued interest	(32,528)	(287)
Accrued fuel and purchased power expense	(7,501)	(6,590)
Other current liabilities	(3,798)	4,438
Changes in other assets and liabilities	(63)	705

Net cash provided by operating activities	13,495	49,630
Cash flows from investing activities:
Capital expenditures	(5,389)	(110,539)
Decrease/(increase) in notes receivable	1,500	(6,000)
Increase in restricted cash	(1,917)	(9,375)

Net cash used by investing activities	(5,806)	(125,914)
Cash flows from financing activities:
Contributions by members	—	48,000
Net payments on revolver	—	(40,000)
Repayments of long-term borrowings	—	(12,750)
Intercompany note payable	—	107,353
Checks in excess of cash	42	(5,437)
Deferred financing costs	—	(20,882)

Net cash provided by financing activities	42	76,284
Net increase in cash and cash equivalents	7,731	—
Cash and cash equivalents at beginning of period	310	—

Cash and cash equivalents at end of period	$8,041	$—

Supplemental Disclosures of Non-Cash Information
Capital expenditures paid by affiliate	$65	—
Non-cash contribution to non-guarantor subsidiary	$—	2,011

See accompanying notes to consolidated financial statements.

NRG South Central Generating LLC and Subsidiaries
Notes To Consolidated Financial Statements
(Unaudited)

     NRG South Central Generating LLC (NRG South Central or the Company), a Delaware Corporation formed in 2000, is an indirect wholly-owned subsidiary of NRG Energy, Inc. (NRG Energy or NRG). NRG South Central owns 100% of Louisiana Generating LLC (Louisiana Generating or LaGen), NRG New Roads Holding LLC (New Roads), NRG Sterlington Power LLC (Sterlington), Big Cajun I Peaking Power LLC (Big Cajun Peaking), NRG Bayou Cove LLC and NRG Bayou Cove Peaking Power LLC (collectively Bayou Cove) and Big Cajun II Unit 4 LLC (Big Cajun). NRG South Central’s members are NRG Central U.S. LLC (NRG Central) and South Central Generation Holding LLC (South Central Generation). NRG Central and South Central Generation are wholly owned subsidiaries of NRG Energy, each of which owns a 50% interest in NRG South Central.

     NRG South Central was formed for the purpose of financing, acquiring, owning, operating and maintaining through its subsidiaries and affiliates the facilities owned by Louisiana Generating and any other facilities that it or its subsidiaries may acquire in the future.

     In connection with its restructuring efforts, on May 14, 2003 NRG Energy and 26 of its U.S. affiliates (the Debtors) (including NRG South Central, Louisiana Generating, Big Cajun and New Roads) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). It is possible that additional subsidiaries will file petitions for reorganization under Chapter 11. International operations and certain other subsidiaries were not included in the filing. NRG Energy expects operations to continue as normal during the restructuring process, while it operates its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. For more information about NRG Energy’s restructuring process, refer to the Form 10-K filed by NRG Energy on March 31, 2003 and Form 10-Q filed by NRG Energy on May 20, 2003.

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

     The Financial Statements have been prepared on a “going concern” basis in accordance with GAAP. The “going concern” basis of presentation assumes that NRG South Central will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. Because of the Chapter 11 Cases and the circumstances leading to the filing thereof, NRG South Central's ability to continue as a “going concern” is subject to substantial doubt and is dependent upon, among other things, confirmation of a plan of reorganization, NRG South Central's ability to comply with the terms of, and if necessary renew at its expiry in May 2004, the Debtor in Possession Credit Facility, and NRG South Central's ability to generate sufficient cash flows from operations, asset sales and financing arrangements to meet its obligations. There can be no assurance that this can be accomplished and if it were not, NRG South Central's ability to realize the carrying value of its assets and discharge its liabilities would be subject to substantial uncertainty. Therefore, if the “going concern” basis were not used for the Financial Statements, then significant adjustments could be necessary to the carrying value of assets and liabilities, the revenues and expenses reported, and the balance sheet classifications used.

     The Financial Statements also have been prepared in accordance with The American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”. Accordingly, all pre-petition liabilities believed to be subject to compromise have been segregated in the consolidated balance sheet and classified as liabilities subject to compromise, at the estimated amount of allowable claims. Liabilities not believed to be subject to compromise are separately classified as current and non-current. Interest expense is reported only to the extent that it will be paid or that it is probable that it will be an allowed claim.

     During the Chapter 11 Cases, the Debtors may, subject to any necessary Bankruptcy Court and lender approvals, sell assets and settle liabilities for amounts other than those reflected in the financial statements. The administrative and reorganization expenses resulting from Chapter 11 Cases will unfavorably affect the Debtors' results of operations. Future results of operations may also be adversely affected by other factors related to Chapter 11 Cases.

     The Company is in the process of reconciling recorded prepetition liabilities with claims filed by creditors with the Bankruptcy Court. Differences resulting from that reconciliation process will be recorded as adjustments to prepetition liabilities. The Company recently began this process and has not yet determined the reorganization adjustments.

     In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all material adjustments necessary to present fairly the consolidated financial position of the Company as of June 30, 2003 and December 31, 2002, the results of its operations for the three and six months ended June 30, 2003 and 2002, and its cash flows and members’ equity for the six months ended June 30, 2003 and 2002.

     Certain prior year amounts have been reclassified for comparative purposes. These reclassifications had no effect on net income or total members’ equity as previously reported.

1. Restructuring Activities

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

     In response to a possible downgrade during 2002, Xcel Energy contributed $500 million to NRG Energy, and NRG Energy and its subsidiaries sold assets and businesses that provided NRG Energy in excess of $286 million in cash and eliminated approximately $432 million in debt. NRG Energy also cancelled or deferred construction of approximately 3,900 MW of new generation projects. On July 26, 2002, Standard & Poors’ (S&P) downgraded NRG Energy’s senior unsecured bonds to below investment grade, and three days later Moody’s also downgraded NRG Energy’s senior unsecured debt rating to below investment grade. Since July 2002, NRG Energy senior unsecured debt, as well as the secured NRG Northeast Generating LLC bonds, the secured NRG South Central Generating LLC bonds and the secured LSP Energy (Batesville) bonds were downgraded multiple times. After NRG Energy failed to make payments due under certain unsecured bond obligations on September 16, 2002, both Moody’s and S&P once again lowered their ratings on NRG Energy’s unsecured bonds and its subsidiaries’ secured bonds. Currently, NRG Energy’s unsecured bonds carry a rating of D at S&P and Ca at Moody’s. NRG South Central Generating LLC secured bonds carry a rating of D at S&P and Caa1 at Moody’s.

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

     NRG Energy failed to make a second quarter payment of $18.0 million due on June 30, 2003 relating to interest and fees on the $1.0 billion unsecured 364-day revolving credit facility; a $11.3 million interest payment due on June 1, 2003 on the $300 million of 7.50% senior unsecured notes maturing 2009; and a $9.4 million interest payment due on June 15, 2003 on the $250 million of 7.50% senior unsecured notes due 2007.

     Prior to the downgrades, many corporate guarantees and commitments of NRG Energy and its subsidiaries required that they be supported or replaced with letters of credit or cash collateral within 5 to 30 days of a ratings downgrade below Baa3 or BBB — by Moody’s or Standard & Poor’s, respectively. As a result of the downgrades on July 26, 2002 and July 29, 2002, NRG Energy received demands to post collateral aggregating approximately $1.2 billion. NRG Energy is presently working with various secured project lender groups with respect to working towards establishing a comprehensive plan of restructuring.

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

     On November 22, 2002, five former NRG Energy executives filed an involuntary Chapter 11 petition against NRG Energy in U.S. Bankruptcy Court for the District of Minnesota (the Minnesota Bankruptcy Court). On February 19, 2003, NRG Energy announced that it had reached a settlement with the petitioners. On May 12, 2003, the Minnesota Bankruptcy Court issued an Order abstaining from exercising jurisdiction over any aspect of the case and dismissed the case.

     On March 26, 2003, Xcel Energy announced that its board of directors had approved a tentative settlement agreement with holders of most of NRG Energy’s long-term notes and the steering committee representing NRG Energy’s bank lenders. The settlement was subject to certain conditions, including the approval of at least a majority in dollar amount of the NRG Energy bank lenders and long-term noteholders and definitive documentation. There can be no assurance that such approvals will be obtained. The terms of the tentative settlement called for Xcel Energy to make payments to NRG Energy over the next 10 months totaling up to $752 million for the benefit of NRG Energy’s creditors in consideration for their waiver of any existing and potential claims against Xcel Energy. Under the settlement, Xcel Energy would make the following payments: (i) $350 million at or shortly following the consummation of a restructuring of NRG Energy’s debt. It is expected this payment would be made prior to year-end 2003; (ii) $50 million on January 1, 2004. At Xcel Energy’s option, it may fill this requirement with either cash or Xcel Energy common stock or any combination thereof; and (iii) $352 million in April 2004. Since the announcement on March 26, 2003, representatives of NRG Energy, Xcel Energy, the bank lenders and noteholders have continued to meet to draft the definitive documentation necessary to fully implement the terms and conditions of the tentative settlement agreement.

     On May 14, 2003, NRG Energy and certain of its U.S. affiliates (including NRG South Central, Louisiana Generating, Big Cajun and New Roads) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court), In re: NRG ENERGY, INC., et al., Case No. 03-13024 (PCB). See Note 3 for complete list of NRG South Central debtors. NRG Energy expects operations to continue as normal during the restructuring process, while it operates its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In connection with its Chapter 11 filing, NRG Energy also announced that a $250 million debtor-in-possession (DIP) financing facility from GE Capital Corporation, subject to Bankruptcy Court approval, to be utilized by NRG Northeast Generating LLC (NEG) and some NEG subsidiaries. NRG Energy anticipates that the DIP, together with its cash reserves and its ongoing revenue stream, will be sufficient to fund its operations, including payment of employee wages and benefits, during the reorganization process.

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

     In addition, on May 15, 2003, NRG Energy, NRG Power Marketing, Inc., NRG Finance Company I LLC, NRGenerating Holding (No. 23) B.V. and NRG Capital LLC (collectively, the Plan Debtors) filed their Disclosure Statement for Reorganizing Debtors’ Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code (as subsequently amended, the Disclosure Statement). The Bankruptcy Court held a hearing on the Disclosure Statement on June 30, 2003, and instructed the Plan Debtors to include certain additional disclosure. The Plan Debtors amended the Disclosure Statement and obtained Bankruptcy Court approval for the Third Amended Disclosure Statement for Debtors Second Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code (respectively, the Amended Disclosure Statement, the Plan).

     The Plan must be approved by the SEC prior to its becoming effective. As subsidiaries of a registered holding company (Xcel Energy) under the Public Utility Holding Company Act of 1935 (PUHCA), any reorganization plan for NRG Energy or NRG Energy’s subsidiaries must be approved by the SEC prior to such plan becoming effective. Furthermore, each solicitation of any consent in respect of any reorganization plan must be accompanied or preceded by a copy of a report on the plan made by the SEC, or an abstract thereof made or approved by the SEC. The Plan and Amended Disclosure Statement were submitted to the SEC for review on Monday, July 28, 2003. The Plan Debtors will not be able to solicit acceptances or rejections in connection with the Plan prior to obtaining the required SEC approval. As a result, no deadlines or dates have been set regarding voting or confirmation.

     On June 5, 2003 NRG Nelson Turbines LLC and LSP-Nelson Energy LLC (both wholly owned subsidiaries of NRG Energy) filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York.

2. Comprehensive Income

     For all periods, net income is equal to comprehensive income as there were no additional items impacting comprehensive income for these periods.

3. Debtors’ Statements

     As stated above, NRG Energy and certain of its subsidiaries (including NRG South Central, Louisiana Generating, Big Cajun and New Roads) filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code on May 14, 2003. As of the bankruptcy filing date, the Debtors’ financial records were closed for the prepetition period. As required by SOP 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” below are the condensed combined financial statements of the Debtors since the date of the bankruptcy filings (the Debtors’ Statements). The Debtors’ Statements have been prepared on the same basis as NRG South Central’s Consolidated Financial Statements and include the balances and operations of NRG South Central, Louisiana Generating and New Roads.

DEBTORS’ CONDENSED COMBINED STATEMENT OF OPERATIONS

For the Period from
May 15, 2003 to
(In thousands)	June 30, 2003

Operating revenue	$57,802
Operating costs and expenses	43,384
Restructuring professional fees and expenses	885

Operating income	13,533
Equity in earnings of non-Debtor subsidiaries	441
Restructuring interest income	107
Other expense, net	(8,848)

Net income	$5,233

DEBTORS’ CONDENSED COMBINED BALANCE SHEET

(In thousands)	June 30, 2003

ASSETS
Cash and cash equivalents	$8,012
Restricted cash	111,253
Accounts receivable	30,717
Accounts receivable — affiliates, non-Debtor	2,421
Inventory	59,125
Other current assets	9,152

Total current assets	220,680
Property, plant and equipment, net	962,571
Investment in non-Debtors	401
Other assets	20,956

Total assets	$1,204,608

LIABILITIES AND MEMBERS’ EQUITY
Other current liabilities	$19,737
Other long-term obligations	589
Liabilities subject to compromise	851,389
Total members’ equity	332,893

Total Liabilities and Members’ Equity	$1,204,608

DEBTORS’ CONDENSED COMBINED STATEMENT OF CASH FLOWS

For the Period from
May 15, 2003 to
(In thousands)	June 30, 2003

Net cash provided by operating activities	$33,300
Net cash used by investing activities	(29,022)
Net cash used by financing activities	—

Net increase in cash and cash equivalents	4,278
Cash and cash equivalents at beginning of period	3,734

Cash and cash equivalents at end of period	$8,012

4. Property, Plant and Equipment

     Property, plant and equipment consists of the following:

(In thousands)	June 30, 2003	December 31, 2002

Land	$14,879	$15,579
Facilities, machinery and equipment	1,193,738	1,194,138
Office furnishings and equipment	4,441	4,433
Construction in progress	957	988
Less: Accumulated depreciation	(99,958)	(83,242)

Property, plant and equipment (net)	$1,114,057	$1,131,896

5. Debt

     NRG Energy has failed to make scheduled payments on interest and/or principal on approximately $4.0 billion of its recourse debt and is in default under the related debt instruments. These missed payments also have resulted in cross-defaults of numerous other non-recourse and limited recourse debt instruments of NRG Energy. In addition to the missed debt payments, a significant amount of NRG Energy’s debt and other obligations contain terms, which require that they be supported with letters of credit or cash collateral following a ratings downgrade. As a result of the downgrades that NRG Energy experienced in 2002, NRG Energy estimates that it is in default of its obligations to post collateral of approximately $1.2 billion, principally to fund equity guarantees associated with its construction revolver financing facility, to fund debt service reserves and other guarantees related to NRG Energy projects and to fund trading operations.

     Absent an agreement on a comprehensive restructuring plan, NRG Energy will remain in default under its debt and other obligations, because it does not have sufficient funds to meet such requirements and obligations. There can be no assurance that NRG Energy’s creditors ultimately will accept any consensual restructuring plan under the bankruptcy process. For discussion of NRG Energy’s restructuring activities, refer to Note 1 in the Form 10-Q filed by NRG Energy for the six months ended June 30, 2003 and Form 8-K filed by NRG Energy on May 16, 2003.

     In June 2002, NRG Energy’s Peaker Finance Company LLC (NRG Peaker), an indirect wholly owned subsidiary of NRG Energy, completed the issuance of $325 million of Series A Floating Rate Senior Secured Bonds due 2019. The bonds bear interest at a floating rate equal to three months USD-LIBOR — BBA plus 1.07%. NRG Peaker entered into an interest rate swap by which NRG Peaker pays a fixed rate 6.667% through the final maturity of the bonds. As of March 31, 2003, NRG South Central’s outstanding amount on this facility was $105.5 million, unchanged from December 31, 2002. On May 13, 2003, XL Capital Assurance, as controlling party, accelerated the debt issued by NRG Peaker, rendering the debt immediately due and payable.

     Since September, 2002, NRG South Central has failed to make on time $25.6 million of principal payments and $34.4 million of interest payments on its Series A-1 and Series B-1 bonds. NRG South Central has also failed to fund the debt service reserve account. On November 21, 2002, a notice of acceleration was received, rendering the bonds immediately due and payable. However, NRG South Central made a total of $34.4 million interest payments on Series A-1 and Series B-1 bonds, and has made interest payments when due on the NRG Peaker Finance Company LLC Series A bonds. NRG South Central is current on interest payments due on the above referenced bonds, but remain in default with respect to principal payments, debt service reserve funds, and cross-defaults.

     As a result of NRG Energy’s bankruptcy filing, NRG South Central has classified its bonds as a prepetition obligation subject to compromise. Accrued Interest continues to be recorded as the debt is fully secured.

6. Inventory

     Inventory, which is stated at the lower of weighted average cost or market, consists of:

(In thousands)	June 30, 2003	December 31, 2002

Coal	$43,544	$48,001
Spare parts	15,999	15,523
Fuel oil, diesel fuel and natural gas	815	840

Total	$60,358	$64,364

7. Derivative Instruments and Hedging Activity

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

     SFAS No. 133 applies NRG South Central’s long-term power sales contracts, long-term gas purchase contracts and other energy related commodities financial instruments used to mitigate variability in earnings due to fluctuations in spot market prices, hedge fuel requirements at generation facilities and protect investments in fuel inventories. At June 30, 2003, NRG South Central had various commodity contracts extending through 2003. None of these contracts are designated as hedging instruments.

Accumulated Other Comprehensive Income

     During the six months ended June 30, 2003 and 2002, NRG South Central deferred no gains or losses to OCI.

Statement of Operations

     The following tables summarize the effects of SFAS No. 133 on NRG South Central’s statement of operations for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

Gains/(losses) (In thousands)	2003	2002	2003	2002

Revenues	$203	$311	$420	$(176)
Operating costs	144	47	3	(61)

Total statement of operations impact	$347	$358	$423	$(237)

     During the three and six months ended June 30, 2003 and 2002, the Company recognized no gain or loss due to ineffectiveness of commodity cash flow hedges, and no components of the company’s derivative instruments’ gains or losses were excluded from the assessment of effectiveness.

     The Company’s earnings for the three months ended June 30, 2003 and 2002 were increased by an unrealized gain of $0.3 million and $0.4 million, respectively. For the six months ended June 30, 2003 and 2002 the Company’s earnings were increased by an unrealized gain of $0.4 million and decreased by an unrealized loss of $0.2 million, respectively, associated with changes in the fair value of energy related derivative instruments not accounted for as hedges in accordance with SFAS No. 133.

8. Commitments and Contingencies

Legal Issues

The New York Voluntary Bankruptcy Case

     On May 14, 2003, NRG Energy and certain of its U.S. affiliates filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court), In re: NRG ENERGY, INC., et. al., Case No. 03-13024 (PCB). NRG Energy expects operations to continue as normal during the restructuring process, while it operates its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

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

In the Matter of Louisiana Generating, LLC, Adversary Proceeding No. 2002-1095 1-EQ on the docket of the Louisiana Division of Administrative Law.

     During 2000, DEQ issued a Part 70 Air Permit modification to Louisiana Generating to construct and operate two 240 MW natural gas-fired turbines. The Part 70 Air Permit set emissions limits for the criteria air pollutants, including NOx, based on the application of Best Available Control Technology (BACT). The BACT limitation for NOx was based on the guarantees of the manufacturer, Siemens-Westinghouse. Louisiana Generating sought an interim emissions limit to allow Siemens-Westinghouse time to install additional control equipment. To establish the interim limit, DEQ issued a Compliance Order and Notice of Potential Penalty, No. AE-CN-02-0022, on September 8, 2002, which is, in part, subject to the referenced administrative hearing. DEQ alleged that Louisiana Generating did not meet its NOx emissions limit on certain days, did not conduct all opacity monitoring and did not complete all record keeping and certification requirements. Louisiana Generating intends to vigorously defend certain claims and any future penalty assessment, while also seeking an amendment of its limit for NOx. An initial status conference has been held with the Administrative Law Judge and quarterly reports will be submitted to describe progress, including settlement and amendment of the limit. The extension of an amended BACT analysis has been granted until December 31, 2003. In addition, NRG Energy may assert breach of warranty claims against the manufacturer. With respect to the administrative action described above, at this time NRG Energy is unable to predict the eventual outcome of this matter or the potential loss contingencies, if any, to which the Company may be subject.

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

Kenneth W. Austin, James Gordon Chustz, Roger Morgan, Robert Perkins, Theodore Plauche’, Vaughn Reynolds, Charley Saizan, Thomas Palko, John Nichols, Doleen Lemoine, James Didier, Beverly Carnes, Anthony McMinn, Frank Neely, Joseph Lea, Emmitt Cavalier, William Geismer, Jess Hunger, Ronald Lewell McCabe, Allen Hetherwick, Laura Dabney, Ronald Saizon, Barbara Dickerson, Jeanette Johnson, Melinda Delhoste, Karen Herpich, Debra Jackson, Malcolm Stutes, Jesse Jarreau, Michael Armato, Sr., Dennis Johnson, Paul Dewey, and Clifford Nelson v. Ralph Mabey, as Bankruptcy Trustee of Cajun Electric Power Cooperative, Inc., Louisiana Generating, L.L.C., and NRG Energy, Inc., United States District Court for the Middle District of Louisiana, Civil Action No. 00-728-D-M1

     Plaintiffs are former employees of Cajun Electric Power Cooperative, Inc. (Cajun). After lengthy bankruptcy proceedings, Louisiana Generating, L.L.C. (LaGen), a wholly owned subsidiary of NRG Energy, acquired Cajun’s assets. Following dismissal of their Equal Employment Opportunity Commission (EEOC) charges without any investigation or finding, the plaintiffs sued Cajun, NRG Energy, and LaGen contending that they were not offered employment, or were offered undesirable employment, because of their race, gender, and/or age in violation of Title VII and/or the Age Discrimination in Employment Act (ADEA). This litigation is not a class action and the parties and court have generally agreed that separate jury trials are appropriate. Discovery is complete, including sixty-one depositions. Dispositive motions have been filed on behalf of NRG Energy and LaGen. The scheduled hearings are subject to the automatic stay resulting from the voluntary petition (In re: NRG Energy, Inc., et. al., Case No. 03-13024 (PCB)). In the absence of relief from the Bankruptcy Court, the trial court will not rule on NRG Energy and LaGen’s pending motions. The presiding Judge has already granted dispositive motions in favor of NRG Energy and LaGen in two separate, but related, discrimination cases arising from the same transaction. NRG Energy and LaGen are committed to a vigorous defense against the plaintiffs’ allegations.

Travis Ballou, George Brumfield, Anthony James, and John Wise, v. Ralph Mabey, as Bankruptcy Trustee of Cajun Electric Power Cooperative, Inc., Louisiana Generating, L.L.C., and NRG Energy, Inc., Civil Action No. 01-0125-B-M1, United States District Court for the Middle District of Louisiana

     This case arises from the same transaction described in connection with the Austin case above. Following dismissal of their EEOC charges with no investigation or finding, plaintiffs sued NRG Energy and LaGen for alleged race and/or age discrimination. After discovery, NRG Energy and LaGen filed dispositive motions, which the court granted. A final judgment was entered and the court awarded costs to NRG Energy and LaGen. The bill of costs has been filed. On February 14, 2003, Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Fifth Circuit. NRG Energy and LaGen are committed to a vigorous defense against the plaintiffs’ allegations.

Randy Beach, et. al. v. Pointe Coupee Electric Membership Cooperative, et. al. (Nos. 35,945, 35,946, and 36,141 in the 18th Judicial District Court of Pointe Coupee Parish).

     Three Louisiana Generating employees sued Pointe Coupee for injuries allegedly sustained while they were repairing a Pointe Coupee transformer pursuant to a Maintenance Agreement between Louisiana Generating and Pointe Coupee. The plaintiffs claim to have been “spewed by” hot transformer oil while repairing the transformer on August 11, 2001. No damages amounts are specified in their consolidated complaints. Pointe Coupee added Louisiana Generating to the suite asserting claims for indemnity and breach of contract. A number of depositions have been completed, discovery is ongoing, and a status conference has been requested. The court and plaintiffs have been advised of the filing of the voluntary petition (In re: NRG Energy, et. al., Case No. 03-13024 (PCB)). The Company cannot at this time predict the likelihood of an adverse determination in this dispute.

Quincy L. Adams, Jr. et. al. v. Owens Corning Fiberglass Corp. et. al. (No. 50,703 in the 18th Judicial District Court of Pointe Coupee Parish).

     The original petition in this asbestosis case was filed in 1995 and includes claims by numerous plaintiffs against various defendants (Miner/Manufacturer/Seller/Supplier/Distributor Defendants, Contractor Defendants and Premise Defendants). On December 18, 2002, NRG Energy Inc. was served with a supplemental petition adding it as a Premise Defendant based on the contract employment of seven plaintiffs at Big Cajun I or Big Cajun II at different times through November 2002. NRG has been granted an indefinite extension of time in which to reply to the petition, while plaintiffs’ counsel review materials sent to them by LaGen in support of LaGen’s request for voluntary dismissal. The court and plaintiffs have been advised of the filing of the voluntary petition (In re: NRG Energy, et. al., Case No. 03-13024 (PCB)). At the present time, the Company cannot predict the likelihood of an adverse determination in this suit.

Faye Locroix Killingsworth, et. al. v. A. P. Green Industries, Inc. et. al. (No. 455666 in the 19th Judicial District Court of East Baton Rouge Parish).

     The original petition in this asbestosis case was filed in 1998 and includes numerous defendants. On April 8, 2003, Big Cajun II Unit 4 LLC and Big Cajun I Peaking Power LLC were served with a supplemental petition adding them as Premises Liability Defendants based on the decedent’s alleged asbestos exposure from 1973 to 1979. NRG Energy has been granted an indefinite extension of time in which to reply to the petition, while plaintiffs’ counsel review materials sent to them by LaGen in support of LaGen’s request for voluntary dismissal based on its assertions that (1) Big Cajun II Unit 4 LLC is not an entity that exists and, if plaintiffs meant to sue Big Cajun II Unit 4 LLC, the entity did not exist at the time of the alleged harm to the decedent; (2) Big Cajun I Peaking Power LLC did not exist at the time of the alleged harm to the decedent. The court and plaintiffs have been advised of the filing of the voluntary petition (In re: NRG Energy, et. al., Case No. 03-13024 (PCB)). At the present time, the Company cannot predict the likelihood of an adverse determination in this suit.

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

9. Guarantees

     NRG South Central guarantees the purchase and sale of fuel, emission credits and power generation to and from third parties in connection with the operation of some of NRG South Central’s generation facilities. As of June 30, 2003, NRG South Central’s obligations pursuant to its guarantees of the performance of its subsidiaries totaled approximately $15.3 million.

     In June 2002, NRG Peaker Finance Company LLC issued $325 million of secured bonds to make loans to affiliates which own natural gas fired “peaker” electric generating projects. As of June 30, 2003, $319.4 million remains outstanding. NRG Peaker Finance Company LLC has advanced unsecured loans outstanding in the amount of $105.5 million to Bayou Cove through project loan agreements. The remaining amount outstanding of $213.8 million was advanced to NRG Rockford LLC and Rockford II LLC, indirect wholly owned subsidiaries of NRG Energy. The principal and interest payments, in addition to the obligation to pay fees and other finance expenses, in connection with the bonds are jointly and severally guaranteed by each of the three projects. As a result, NRG South Central’s obligation pursuant to its guarantee of the secured bonds is $319.4 million as of June 30, 2003. As of June 30, 2003, Bayou Cove had an intercompany loan outstanding in the amount of $105.5 million. On May 13, 2003, XL Capital Assurance, as controlling party, accelerated the approximately $319.4 million of debt issued by NRG Peaker Finance Company LLC.

     Louisiana Generating is a guarantor of the bonds issued on March 30, 2000 to acquire the Cajun facilities.

10. Restructuring Charges

     NRG South Central incurred $2.8 million and $2.1 million of restructuring costs for the three and six months ended June 30, 2003, which includes $0.9 million of restructuring costs for the period May 14, 2003 (the date of the bankruptcy petition) to June 30, 2003. These costs were recognized as restructuring charges in the statement of operations. These costs consist of employee separation costs and advisor fees.

11. Asset Retirement Obligation

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

     NRG South Central has identified certain retirement obligations related to its operations at the Louisiana Generating and Sterlington projects. These asset retirement obligations are related primarily to future land remediation of leased property and environment obligations related to ash disposal site closures. NRG South Central has also identified other asset retirement obligations that could not be calculated because the assets associated with the retirement obligations were determined to have an indeterminate life. The adoption of SFAS No. 143 resulted in recording a $0.3 million increase to property, plant and equipment and a $0.4 million increase to other non-current liabilities. The cumulative effect of adopting SFAS No. 143 resulted in an increase in depreciation expense and an increase in cost of operations, which combined was approximately $0.1 million.

     The following represents the balances of the asset retirement obligation as of January 1, 2003 and the additions and accretion of the asset retirement obligation for the six months ended June 30, 2003:

(In thousands)	Beginning Balance	Accretion YTD	Ending Balance
Description	Jan. 1, 2003	June 30, 2003	June 30, 2003

Louisiana Generating	$291	$22	$313
Sterlington	105	8	113

Total	$396	$30	$426

     The following represents the pro-forma effect on NRG South Central’s net income for the three and six months ended June 30, 2002, as if NRG Central had adopted SFAS No. 143 as of January 1, 2002:

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2002	June 30, 2002

Net income as reported	$4,498	$8,276
Pro-forma adjustment to reflect retroactive adoption of SFAS No. 143	(16)	(122)

Pro-forma net income	$4,482	$8,154

     NRG South Central has established a guarantor trust fund to accumulate the estimated funds necessary for asset retirement obligations. The fair value of the guarantor trust fund was $4.7 million at June 30, 2003 and at December 31, 2002.

12. Recent Accounting Pronouncements

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

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (SFAS No. 146). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 will be applied as required.

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

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, (SFAS No. 149). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2002. In addition, provisions of SFAS No. 149 that relate to SFAS Statement No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. SFAS No. 149 will be applied as required and is not expected to have a material impact on NRG South Central.

     In May 2003, the FASB issues SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, (SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is not expected to have an impact on NRG South Central.

13. Condensed Consolidating Financial Information

     The following tables set forth the consolidating financial statements of NRG South Central Generating LLC (Bond Issuer); Louisiana Generating LLC (Bond Guarantor); NRG New Roads Holding LLC, NRG Sterlington Power LLC, Big Cajun I Peaking Power LLC, NRG Sabine River Works GP LLC, NRG Sabine River Works LP LLC, Big Cajun II Unit 4 LLC and NRG Bayou Cove Peaking Power LLC (Unrestricted, Non-guarantor subsidiaries). The condensed consolidating financial statements present the unrestricted non-guarantor subsidiaries on a combined basis. The consolidating financial statements as of and for the three and six months ended June 30, 2003 and 2002 have been derived from the unaudited historical consolidated financial statements of NRG South Central. The consolidating balance sheet as of December 31, 2002 has been derived from the audited historical consolidated balance sheet of NRG South Central.

NRG South Central Generating LLC and Subsidiaries
Consolidating Balance Sheet
June 30, 2003
(UNAUDITED)

	Unrestricted	Louisiana	South Central
	Non-Guarantor	Generating LLC	Generating LLC	Eliminations	Consolidated
	Subsidiaries	(Bond Guarantor)	(Bond Issuer)	(1)	Balance

			(In thousands)
		ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29	$8,012	$—	$—	$8,041
Restricted cash	—	111,253	—	—	111,253
Accounts receivable	—	30,717	—	—	30,717
Notes receivable — current	—	1,500	—	—	1,500
Intercompany note receivable bonds — current	—	—	750,750	(750,750)	—
Interest receivable	—	—	20,076	(20,076)	—
Inventory	1,233	59,125	—	—	60,358
Derivative instruments valuation	—	—	532	—	532
Prepaid expenses	523	7,060	60	—	7,643

Total current assets	1,785	217,667	771,418	(770,826)	220,044
Equity investments in affiliates	—	—	332,382	(332,382)	—
Property, plant & equipment, net	165,443	948,997	—	(383)	1,114,057
Decommissioning fund investment	—	4,663	—	—	4,663
Deferred financing costs, net	19,865	9,326	—	—	29,191
Other assets, net	—	2,243	4,724	—	6,967

Total assets	$187,093	$1,182,896	$1,108,524	$(1,103,591)	$1,374,922

LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES:
Note payable — affiliate	$105,491	$—	$—	$—	$105,491
Accounts payable	6,605	5,620	105	—	12,330
Accounts payable — affiliates	57,328	(11,648)	767	8,450	54,897
Accrued fuel and purchased power expense	153	2,649	—	—	2,802
Accrued interest	—	—	8,795	—	8,795
Accrued interest — affiliate	3,323	8,795	—	(8,795)	3,323
Derivative instruments valuation	—	—	132	—	132
Checks in excess of cash	42	—	—	—	42
Other current liabilities	76	2,434	—	—	2,510

Total current liabilities	173,018	7,850	9,799	(345)	190,322
Other non-current liabilities	113	589	—	—	702

Total liabilities not subject to compromise	173,131	8,439	9,799	(345)	191,024
LIABILITIES SUBJECT TO COMPROMISE:
Long-term debt	—	—	750,750	—	750,750
Intercompany note payable	—	750,750	—	(750,750)	—
Accounts payable	—	10,117	1	—	10,118
Accounts payable — affiliates	743	76,878	3,801	(8,450)	72,972
Accrued interest	—	—	11,281	—	11,281
Accrued interest — affiliate	—	11,281	—	(11,281)	—
Other liabilities	5	6,263	—	—	6,268

Total liabilities subject to compromise	748	855,289	765,833	(770,481)	851,389
Commitments and contingencies MEMBERS’ EQUITY	13,214	319,168	332,892	(332,765)	332,509

Total liabilities and members’ equity	$187,093	$1,182,896	$1,108,524	$(1,103,591)	$1,374,922

(1)	All significant intercompany transactions have been eliminated in consolidation.

NRG South Central Generating LLC and Subsidiaries
Consolidating Statement of Operations
For the Six Months Ended June 30, 2003
(UNAUDITED)

	Unrestricted,	Louisiana	South Central
	Non-Guarantor	Generating LLC	Generating LLC	Eliminations	Consolidated
	Subsidiaries	(Bond Guarantor)	(Bond Issuer)	(1)	Balance

			(In thousands)
Operating Revenues
Revenues from wholly-owned operations	$10,496	$195,969	$—	$(9,957)	$196,508
Operating costs and expenses
Cost of operations	2,907	132,199	(422)	(9,957)	124,727
Depreciation and amortization	2,737	16,221	—	(7)	18,951
General and administrative expenses	559	2,702	351	—	3,612
Restructuring professional fees and expenses	—	—	885	—	885
Restructuring charges	—	—	1,919	—	1,919

Operating income (loss)	4,293	44,847	(2,733)	7	46,414
Other income/(expense)
Other income, net	293	534	34,614	(34,614)	827
Restructuring interest income	—	107	—	—	107
Equity in earnings of subsidiaries	—	—	11,585	(11,585)	—
Interest expense	(3,646)	(34,843)	(34,614)	34,614	(38,489)

Net Income (loss)	$940	$10,645	$8,852	$(11,578)	$8,859

NRG South Central Generating LLC and Subsidiaries
Consolidating Statement of Operations
For the Three Months Ended June 30, 2003
(UNAUDITED)

	Unrestricted,	Louisiana	South Central
	Non-Guarantor	Generating LLC	Generating LLC	Eliminations	Consolidated
	Subsidiaries	(Bond Guarantor)	(Bond Issuer)	(1)	Balance

			(In thousands)
Operating Revenues
Revenues from wholly-owned operations	$5,029	$92,098	$—	$(4,509)	$92,618
Operating costs and expenses
Cost of operations	1,772	64,098	(347)	(4,509)	61,014
Depreciation and amortization	1,363	8,647	—	(4)	10,006
General and administrative expenses	150	1,255	146	—	1,551
Restructuring professional fees and expenses	—	—	885	—	885
Restructuring charges	—	—	1,250	—	1,250

Operating income (loss)	1,744	18,098	(1,934)	4	17,912
Other income/(expense)
Other income, net	232	207	17,263	(17,263)	439
Restructuring interest income	—	107	—	—	107
Equity in earnings of subsidiaries	—	—	841	(841)	—
Interest expense	(2,177)	(17,370)	(17,263)	17,263	(19,547)

Net Income (loss)	$(201)	$1,042	$(1,093)	$(837)	$(1,089)

(1)	All significant intercompany transactions have been eliminated in consolidation.

NRG South Central Generating LLC and Subsidiaries
Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2003
(UNAUDITED)

	Unrestricted	Louisiana	South Central
	Non-Guarantor	Generating LLC	Generating LLC	Eliminations	Consolidated
	Subsidiaries	(Bond Guarantor)	(Bond Issuer)	(1)	Balance

			(In thousands)
Cash Flows from operating activities:
Net income (loss)	$940	$10,645	$8,852	$(11,578)	$8,859
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	2,737	16,221	—	(7)	18,951
Amortization of deferred finance costs	623	214	—	—	837
Unrealized (gain)/loss on energy contracts	—	—	(423)	—	(423)
Changes in assets and liabilities:
Accounts receivable	249	15,372	—	—	15,621
Inventory	(263)	4,269	—	—	4,006
Prepaid expenses	(214)	(4,133)	(60)	—	(4,407)
Accounts payable	211	12,317	106	—	12,634
Accounts payable — affiliates	(7,377)	5,672	(8,573)	11,585	1,307
Accrued interest	2,809	(35,337)	(35,337)	35,337	(32,528)
Interest receivable	—	—	35,337	(35,337)	—
Accrued fuel and purchased power expense	(10)	(7,491)	—	—	(7,501)
Other current liabilities	(72)	(3,715)	(11)	—	(3,798)
Changes in other assets and liabilities	44	(216)	109	—	(63)
Payments authorized by the Bankruptcy Court on amounts classified as liabilities subject to compromise	—	—	—	—	—

Net cash (used) provided by operating activities	(323)	13,818	—	—	13,495
Cash flows from investing activities:
Increase in notes receivable	—	1,500	—	—	1,500
Capital expenditures	—	(5,389)	—	—	(5,389)
Increase in restricted cash	—	(1,917)	—	—	(1,917)

Net cash (used) provided by investing activities	—	(5,806)	—	—	(5,806)
Cash flows from financing activities:
Checks in excess of cash	42	—	—	—	42

Net cash provided by financing activities:	42	—	—	—	42
Net increase (decrease) in cash and cash equivalents	(281)	8,012	—	—	7,731
Cash and cash equivalents, beginning of Period	310	—	—	—	310

Cash and cash equivalents, end of Period	$29	$8,012	$—	$—	$8,041

(1)	All significant intercompany transactions have been eliminated in consolidation.

NRG South Central Generating LLC and Subsidiaries
Consolidating Balance Sheet
December 31, 2002
(UNAUDITED)

		Louisiana	South Central
	Unrestricted	Generating	Generating
	Non-Guarantor	LLC	LLC	Eliminations	Consolidated
(In thousands)	Subsidiaries	(Bond Guarantor)	(Bond Issuer)	(1)	Balance

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$310	$—	$—	$—	$310
Restricted cash	—	109,336	—	—	109,336
Accounts receivable	249	46,089	—	—	46,338
Note receivable — current	—	3,000	—	—	3,000
Intercompany note receivable bonds — current	—	—	750,750	(750,750)	—
Interest receivable	—	—	55,413	(55,413)	—
Inventory	970	63,394	—	—	64,364
Derivative instruments valuation	—	—	112	—	112
Prepaid expenses	309	2,927	—	—	3,236

Total current assets	1,838	224,746	806,275	(806,163)	226,696
Equity investments in affiliates	—	—	320,797	(320,797)	—
Property, plant & equipment, net	168,066	964,220	—	(390)	1,131,896
Decommissioning fund investment	—	4,617	—	—	4,617
Deferred financing costs, net	20,488	9,540	—	—	30,028
Other assets, net	—	2,274	4,833	—	7,107

Total assets	$190,392	$1,205,397	$1,131,905	$(1,127,350)	$1,400,344

LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$—	$750,750	$—	$750,750
Note payable — affiliate	105,491	—	—	—	105,491
Intercompany note payable	—	750,750	—	(750,750)	—
Accounts payable	6,394	3,420	—	—	9,814
Accounts payable — affiliates, net	65,408	59,558	1,556	—	126,522
Accrued fuel, purchased power and transmission expense	163	10,140	—	—	10,303
Accrued interest	—	—	55,413	—	55,413
Accrued interest — affiliates	514	55,413	—	(55,413)	514
Derivative instruments valuation	—	—	135	—	135
Accrued liabilities	148	11,355	11	—	11,514

Total current liabilities	178,118	890,636	807,865	(806,163)	1,070,456
Other long-term liabilities	—	6,238	—	—	6,238

Total liabilities	178,118	896,874	807,865	(806,163)	1,076,694
MEMBERS’ EQUITY	12,274	308,523	324,040	(321,187)	323,650

Total liabilities and members’ equity	$190,392	$1,205,397	$1,131,905	$(1,127,350)	$1,400,344

(1)	All significant intercompany transactions have been eliminated in consolidation.

NRG South Central Generating LLC and Subsidiaries
Consolidating Statement of Operations
For the Six Months Ended June 30, 2002
(UNAUDITED)

		Louisiana
	Unrestricted,	Generating	South Central
	Non-	LLC	Generating
	Guarantor	(Bond	LLC	Eliminations	Consolidated
(In thousands)	Subsidiaries	Guarantor)	(Bond Issuer)	(1)	Balance

Operating revenues
Revenues from wholly-owned operations	$9,730	$193,331	$—	$(9,883)	$193,178
Equity earnings of unconsolidated affiliates	(4,394)	—	—	—	(4,394)

Total operating revenues and equity earnings	5,336	193,331	—	(9,883)	188,784
Operating costs and expenses
Cost of operations	2,475	130,191	249	(9,883)	123,032
Depreciation and amortization	2,390	15,549	—	—	17,939
General and administrative expenses	907	3,209	502	—	4,618

Operating income (loss)	(436)	44,382	(751)	—	43,195
Other income/(expense)
Other income (expense), net	24	278	35,244	(35,244)	302
Equity in earnings of subsidiaries	—	—	9,027	(9,027)	—
Interest expense	—	(35,221)	(35,244)	35,244	(35,221)

Net income (loss)	$(412)	$9,439	$8,276	$(9,027)	$8,276

NRG South Central Generating LLC and Subsidiaries
Consolidating Statement of Operations
For the Three Months Ended June 30, 2002
(UNAUDITED)

		Louisiana
	Unrestricted,	Generating	South Central
	Non-	LLC	Generating
	Guarantor	(Bond	LLC	Eliminations	Consolidated
(In thousands)	Subsidiaries	Guarantor)	(Bond Issuer)	(1)	Balance

Operating revenues
Revenues from wholly-owned operations	$4,360	$101,541	$—	$(4,541)	$101,360
Equity earnings of unconsolidated affiliates	(2,293)	—	—	—	(2,293)

Total operating revenues and equity earnings	2,067	101,541	—	(4,541)	99,067
Operating costs and expenses
Cost of operations	1,426	69,043	(348)	(4,541)	65,580
Depreciation and amortization	1,209	8,643	—	—	9,852
General and administrative expenses	602	1,409	435	—	2,446

Operating income (loss)	(1,170)	22,446	(87)	—	21,189
Other income/(expense)
Other income (expense), net	9	669	17,700	(17,700)	678
Equity in earnings of subsidiaries	—	—	4,585	(4,585)	—
Interest expense	—	(17,369)	(17,700)	17,700	(17,369)

Net income (loss)	$(1,161)	$5,746	$4,498	$(4,585)	$4,498

(1)	All significant intercompany transactions have been eliminated in consolidation.

NRG South Central Generating LLC and Subsidiaries
Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2002
(UNAUDITED)

	Unrestricted	Louisiana	South Central
	Non-Guarantor	Generating LLC	Generating LLC	Eliminations	Consolidated
(In thousands)	Subsidiaries	(Bond Guarantor)	(Bond Issuer)	(1)	Balance

Cash Flows from operating activities:
Net income (loss)	$(412)	$9,439	$8,276	$(9,027)	$8,276
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Loss in earnings of unconsolidated affiliate	4,394	—	—	—	4,394
Depreciation and amortization	2,390	15,549	—	—	17,939
Amortization of deferred finance costs	61	214	—	—	275
Unrealized (gain)/loss on energy contracts	—	—	237	—	237
Changes in assets and liabilities:
Accounts receivable	729	(6,275)	—	—	(5,546)
Inventory	(132)	(7,606)	—	—	(7,738)
Prepaid expenses	250	(2,284)	—	—	(2,034)
Accounts payable	8,833	2,326	—	—	11,159
Accounts payable — affiliates	—	23,997	(8,622)	9,027	24,402
Accrued interest	303	(590)	(287)	287	(287)
Interest receivable	—	—	287	(287)	—
Intercompany note receivable — revolver	—	—	40,000	(40,000)	—
Accrued fuel and purchased power expense	25	(6,615)	—	—	(6,590)
Other current liabilities	(58)	4,496	—	—	4,438
Changes in other assets and liabilities	—	596	109	—	705

Net cash provided (used) by operating activities	16,383	33,247	40,000	(40,000)	49,630
Cash flows from investing activities:
Increase in notes receivable	—	(6,000)	—	—	(6,000)
Intercompany note receivable	—	—	(40,000)	40,000	—
Capital expenditures	(98,721)	(11,818)	—	—	(110,539)
Payment received on loan to affiliate	—	—	12,750	(12,750)	—
Increase in restricted cash	(3,726)	(5,649)	—	—	(9,375)

Net cash (used) provided by investing activities	(102,447)	(23,467)	(27,250)	27,250	(125,914)
Cash flows from financing activities:
Repayments of long-term borrowings	—	(12,750)	(12,750)	12,750	(12,750)
Net proceeds/payments on revolver	—	(40,000)	(40,000)	40,000	(40,000)
Note payable — affiliate	107,353	—	—	—	107,353
Deferred financing costs	(20,882)	—	—	—	(20,882)
Checks in excess of cash	(407)	(5,030)	—	—	(5,437)
Contributions by members	—	48,000	40,000	(40,000)	48,000

Net cash provided (used) by financing activities:	86,064	(9,780)	(12,750)	12,750	76,284
Net increase in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents, beginning of Period	—	—	—	—	—

Cash and cash equivalents, end of Period	$—	$—	$—	$—	$—

(1)	All significant intercompany transactions have been eliminated in consolidation.

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

     On May 14, 2003 NRG Energy and certain of its U.S. affiliates (including NRG South Central, Louisiana Generating, Big Cajun and New Roads) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). On June 5, 2003 NRG Nelson Turbines LLC and LSP-Nelson Energy LLC filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York

Industry Dynamics

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

     Weather — On the whole, both the summer and winter seasons have been mild in the United States. This together with an oversupply of new generation in many markets has driven down energy prices significantly.

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

Results of Operations

For the three and six months ended June 30, 2003 compared to the three and six months ended June 30, 2002

Operating Revenues and Equity Earnings

     Operating Revenues and Equity Earnings consisted primarily of sales under long-term agreements.

     Total operating revenues were $92.6 million and $99.1 million for the three months ended June 30, 2003 and 2002, respectively, a decrease of $6.5 million or 6.6%. This decrease is primarily the result of reduced generation, due to a six week outage on one unit and due to lower market prices as compared to the same period in 2002. This decrease is offset by increases in Form A Contract fixed capacity sales. Form A Contract customers are charged a fixed rate during the winter months (October through May) based on actual charges incurred during the summer months (June through September). The summer months that established the rates for April and May of 2003 were higher cost months than the comparable periods in 2002. In addition, during 2002 there were equity losses related to SRW Cogeneration LP (SRW). NRG Energy sold its interest in SRW in September 2002.

     Total operating revenues were $196.5 million and $188.8 million for the six months ended June 30, 2003 and 2002, respectively, an increase of $7.7 million or 4.1%. This increase is due to increased generation, higher contract revenue and reduced equity losses. Generation for the first quarter of 2003 increased 9% over the same period in 2002 due to colder than normal temperatures during the first quarter of 2003. Form A Contracts are charged a fixed rate during the winter months (October through May) based on actual charges incurred during the prior summer months (June through September). The summer months that established the rates from January through May of 2003 were higher cost months than the comparable periods in 2002. In addition, during 2002 there were equity losses related to SRQ Cogeneration LP (SRW). NRG Energy sold its interest in SRW in September 2002.

Cost of Operations

     Cost of operations included fuel, purchased power and related costs, operation and maintenance costs and net gains/losses on non-hedge energy contracts.

     Cost of operations was $61.0 million and $65.6 million for the three months ended June 30, 2003 and 2002, respectively, a decrease of $4.6 million or 7.0%. Fuel and purchased power expense decreased $14.2 million or 23.8% for the three months ended June 30, 2003 as compared to the same period in 2002. This decrease is primarily the result of an overall decrease in purchased power during the second quarter of 2003 compared to the same period in 2002 and the recognition of a favorable coal inventory adjustment of $4.6 million recorded during the three months ended June 30, 2003. In addition, during the second quarter of 2003 NRG South Central experienced reduced generation, due to a six week outage on one unit. This decrease is offset by an increase in operations and maintenance. Operations and maintenance increased $9.4 million or 145.9% for the three months ended June 30, 2003 as compared to the same period in 2002. This increase is due to a planned major turbine outage on Unit 1 during the second quarter of 2003. During 2002, outage costs consisted of minor forced outages. In addition, in April 2002, NRG South Central received a favorable settlement of a 2001 property tax dispute that resulted in a reduction of $4.3 million to property tax expense.

     Cost of operations was $124.7 million and $123.0 million for the six months ended June 30, 2003 and 2002, respectively, an increase of $1.7 million or 1.4%. Fuel and purchased power expense decreased $7.9 million or 7.6% for the six months ended June 30, 2003 as compared to the same period in 2002. This decrease is primarily the result of an overall decrease in purchased power during the second quarter of 2003 compared to the same period in 2002 and the recognition of a favorable coal inventory adjustment of $4.6 million recorded during the six months ended June 30, 2003. In addition, during the six months ended June 30, 2003 NRG South Central experienced reduced generation, due to a six week outage on one unit. In March 2002, NRG South Central received a legal settlement of approximately $4.3 million, which was recognized as an offset to fuel expense during 2002 and offsets the decrease in fuel expense for the same period in 2003. Operations and maintenance increased $10.0 million or 52.7% for the six months ended June 30, 2003 as compared to the same period in 2002. This increase is due to a planned major turbine outage on Unit 1 during the second quarter of 2003. During 2002, the outage consisted of Big Cajun 2 Unit 3, which is a jointly owned unit. As a result, NRG South Central absorbed only 58% of the 2002 outage costs. In addition, in April 2002, NRG South Central received a favorable settlement of a 2001 property tax dispute that resulted in a reduction of $4.3 million to property tax expense.

Depreciation and Amortization

     Depreciation and amortization expense was $10.0 million and $9.9 million for the three months ended June 30, 2003 and 2002, respectively, an increase of $0.1 million or 1.0%. Depreciation and amortization expense was $19.0 million and $17.9 million for the six months ended June 30, 2003 and 2002, respectively, an increase of $1.1 million or 6.1%. This increase is due the retirement of equipment related to the Big Cajun 2 Unit 1 during the first quarter of 2003 which resulted in $0.5 million of the increase, as the loss on disposal is recorded to depreciation expense. The remaining increase is due to Bayou Cove not being operational until after the first quarter of 2002.

Restructuring Charges and Restructuring Professional Fees and Expenses

     Restructuring charges and restructuring professional fees and expenses were $2.1 million and $2.8 million for the three and six months ended June 30, 2003, respectively. No such charges were recorded for the same periods of 2002. The increase is due to costs associated with restructuring efforts consisting primarily of advisor fees.

Interest Expense

     Interest expense was $19.5 million and $17.4 million for the three months ended June 30, 2003 and 2002, respectively, an increase of $2.1 million or 12.1%. Interest expense was $38.5 million and $35.2 million for the six months ended June 30, 2003 and 2002, respectively, an increase of $3.3 million or 9.4%. These increases are due to increased debt at the Bayou Cove facility. In June 2002, NRG Peaker Finance Company LLC advanced unsecured loans in the amount of $107.4 million to Bayou Cove through project loan agreements. The note bears a fixed interest rate of 6.673%.

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

Off Balance-Sheet Arrangements

     As of June 30, 2003, NRG South Central does not have any significant relationships with structured finance or special purpose entities that provide liquidity, financing or incremental market risk or credit risk.

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

     NRG Energy failed to make a first-quarter payment of $19.1 million due on March 31, 2003 relating to interest and fees on the $1.0 billion unsecured 364-day revolving credit facility; a $13.6 million interest payment due on April 1, 2003 on the $350 million of 7.75% senior unsecured notes maturing 2011; a $21.6 million interest payment due on April 1, 2003 on the $500 million of 8.625% senior unsecured notes maturing 2031; and a $9.6 million interest payment due on May 1, 2003 on the $240 million of 8.0% senior unsecured notes maturing 2013. On May 13, 2003, XL Capital Assurance, as controlling party, accelerated the approximately $319.4 million of debt issued by NRG Peaker Finance Company LLC. These facilities are in default.

     NRG Energy failed to make a second quarter payment of $18 million due on June 30, 2003, relating to interest and fees on the $1.0 billion unsecured, 364-day revolving credit facility; a $11.3 million interest payment due June 1, 2003, on the $300 million of 7.5% senior unsecured notes maturing in 2009; and a $9.4 million interest payment due on June 15, 2003, on the $250 million of 7.5% senior unsecured notes due in 2007.

     Prior to the downgrades, many corporate guarantees and commitments of NRG Energy and its subsidiaries required that they be supported or replaced with letters of credit or cash collateral within 5 to 30 days of a ratings downgrade below Baa3 or BBB — by Moody’s or Standard & Poor’s, respectively. As a result of the downgrades on July 26, 2002 and July 29, 2002 NRG Energy received demands to post collateral aggregating approximately $1.2 billion. NRG Energy is presently working with various secured project lender groups with respect to the issue of posting collateral and is working towards establishing a comprehensive plan of restructuring.

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

     On November 22, 2002, five former NRG Energy executives filed an involuntary Chapter 11 petition against NRG Energy in U.S. Bankruptcy Court for the District of Minnesota (the Minnesota Bankruptcy Court). On February 19, 2003, NRG Energy announced that it had reached a settlement with the petitioners. On May 12, 2003 the Minnesota Bankruptcy Court issued an Order abstaining from exercising jurisdiction over any aspect of the case and dismissed the case.

     On March 26, 2003, Xcel Energy announced that its board of directors had approved a tentative settlement agreement with holders of most of NRG Energy’s long-term notes and the steering committee representing NRG Energy’s bank lenders. The settlement is subject to certain conditions, including the approval of at least a majority in dollar amount of the NRG Energy bank lenders and long-term noteholders and definitive documentation. There can be no assurance that such approvals will be obtained. The terms of the tentative settlement call for Xcel Energy to make payments to NRG Energy over the next 10 months totaling up to $752 million for the benefit of NRG Energy’s creditors in consideration for their waiver of any existing and potential claims against Xcel Energy. Under the settlement, Xcel Energy will make the following payments: (i) $350 million at or shortly following the consummation of a restructuring of NRG Energy’s debt. It is expected this payment would be made prior to year-end 2003; (ii) $50 million on January 1, 2004. At Xcel Energy’s option, it may fill this requirement with either cash or Xcel Energy common stock or any combination thereof; and (iii) $352 million in April 2004. Since the announcement on March 26, 2003, representatives of NRG Energy, Xcel Energy, the bank lenders and noteholders have continued to meet to draft the definitive documentation necessary to fully implement the terms and conditions of the tentative settlement agreement.

     On May 14, 2003 NRG Energy and certain of its U.S. affiliates (including NRG South Central, Louisiana Generating, Big Cajun and New Roads) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court), In re: NRG ENERGY, INC., et al., Case No. 03-13024 (PCB). NRG Energy expects operations to continue as normal during the restructuring process, while it operates its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In connection with its Chapter 11 filing, NRG Energy also announced a $250 million debtor-in-possession (DIP) financing facility from GE Capital Corporation, subject to Bankruptcy Court approval, to be utilized by NRG Northeast Generating LLC (NEG) and some NEG subsidiaries. NRG Energy anticipates that the DIP, together with its cash reserves and its ongoing revenue stream, will be sufficient to fund its operations, including payment of employee wages and benefits, during the reorganization process.

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

     In addition, on May 15, 2003, NRG Energy, NRG Power Marketing, Inc., NRG Finance Company I LLC, NRGenerating Holding (No. 23) B.V. and NRG Capital LLC (collectively, the Plan Debtors) filed their Disclosure Statement for Reorganizing Debtors’ Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code (as subsequently amended, the Disclosure Statement). The Bankruptcy Court held a hearing on the Disclosure Statement on June 30, 2003, and instructed the Plan Debtors to include certain additional disclosure. The Plan Debtors amended the Disclosure Statement and obtained Bankruptcy Court approval for the Third Amended Disclosure Statement for Debtors’ Second Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code (respectively, the Amended Disclosure Statement, the Plan).

     The Plan must be approved by the SEC prior to its becoming effective. As subsidiaries of a registered holding company (Xcel Energy) under PUHCA, any reorganization plan for NRG Energy or NRG Energy’s subsidiaries must be approved by the SEC prior to such plan becoming effective. Furthermore, each solicitation of any consent in respect of any reorganization plan must be accompanied or preceded by a copy of a report on the plan made by the SEC, or an abstract thereof made or approved by the SEC. The Plan and Amended Disclosure Statement were submitted to the SEC for review on Monday, July 28, 2003. The Plan Debtors will not be able to solicit acceptances or rejections in connection with the Plan prior to obtaining the required SEC approval. As a result, no deadlines or dates have been set regarding voting or confirmation.

     On June 5, 2003 NRG Nelson Turbines LLC and LSP-Nelson Energy LLC (both wholly owned subsidiaries of NRG Energy) filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York.

Cash Flows

	For the six months ended
	June 30,
(In thousands)	2003	2002

Net cash provided by operating activities	$13,495	$49,630

     Net cash provided by operations was adversely impacted during the six months ended June 30, 2003 as compared to the same period in 2002 due primarily to adverse working capital changes.

	For the six months ended
	June 30,
(In thousands)	2003	2002

Net cash used by investing activities	$(5,806)	$(125,914)

     Net cash used by investing activities for the six months ended June 30, 2003 was favorably impacted as compared to the same period in 2002, due to the completion of construction projects in prior periods.

	For the six months ended
	June 30,
(In thousands)	2003	2002

Net cash provided by financing activities	$42	$76,284

     Net cash provided by financing activities decreased as compared to the same period in 2002. The decrease is due to no finance activity in 2003.

Contractual obligations and commercial commitments

     NRG South Central has a variety of contractual obligations and other commercial commitments that represent prospective cash requirements in addition to its capital expenditure program. The following is a summarized table of contractual obligations.

	Payments Due by Period Subsequent to June 30, 2003

		Short	1-3	4-5	After
(In thousands)	Total	Term	Years	Years	5 Years

Long term debt	$750,750	$750,750	$—	$—	$—
Note payable — affiliate	105,491	105,491	—	—	—
Operating leases	672	297	172	43	160

Total contractual cash obligations	$856,913	$856,538	$172	$43	$160

	Amount of Commitment Expiration Period as of June 30, 2003

	Total
	Amounts	Short	1-3	4-5	After
	Committed	Term	Years	Years	5 Years

Guarantees	$334,700	$334,700	$—	$—	$—

Total commercial commitments	$334,700	$334,700	$—	$—	$—

Derivative Instruments

     The tables below disclose the derivative activities that include non-exchange traded contracts accounted for at fair value. Specifically, these tables disaggregate realized and unrealized changes in fair value; identifies changes in fair value attributable to changes in valuation techniques; disaggregates estimated fair values at June 30, 2003 based on whether fair values are determined by quoted market prices or more subjective means; and indicates the maturities of contracts at June 30, 2003.

Derivative Activity

	Three Months	Six Months Ended
	Ended June 30,	Ended June 30,
(In thousands)	2003	2003

Fair value of contracts outstanding at the beginning of the period	$53	$(23)
Contracts realized or otherwise settled during the period	(109)	(31)
Fair value of new contract when entered into during the period	—	—
Changes in fair values attributable to changes in valuation techniques	—	—
Other changes in fair values	456	454

Fair value of contracts outstanding at the end of the period	$400	$400

Sources of Fair Value

Fair Value of Contracts at Period End

				Maturity	Total
Gains/(Losses)	Maturity	Maturity	Maturity	in excess of	Fair
(In thousands)	Less than 1 Year	1-3 Years	4-5 Years	5 Years	Value

Prices actively quoted	$400	$—	$—	$—	$400
Prices provided by other external sources	—	—	—	—	—
Prices based on models & other valuation methods	—	—	—	—	—

	$400	$—	$—	$—	$400

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

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (SFAS No. 146). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 will be applied as required.

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

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, (SFAS No. 149). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2002. In addition, provisions of SFAS 149 that relate to SFAS Statement No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. SFAS No. 149 will be applied as required and is not expected to have a material impact on NRG South Central.

     In May 2003, the FASB issues SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, (SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is not expected to have an impact on NRG South Central.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risks, including changes in commodity prices and interest rates, and credit risk as disclosed in Management’s Discussion and Analysis in its annual report on Form 10-K for the year ended December 31, 2002. Except as follows, there have been no material changes as of June 30, 2003 to the market risk disclosures presented as of December 31, 2002.

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

     The estimated maximum potential three-day loss in fair value of the commodity price related financial instruments, calculated using the VAR model is approximately $9.9 million and $4.0 million for the six months ended June 30, 2003 and 2002, respectively. The average, high and low amounts for the six months ended June 30, 2003 were $9.7 million, $13.0 million and $7.3 million, respectively. The average, high and low amounts for the six months ended June 30, 2002 were $3.6 million, $4.9 million and $2.3 million, respectively.

Item 4. Controls and Procedures

     The Vice President, Treasurer and Controller (the Certifying Officers) have evaluated NRG South Central’s disclosure controls and procedures as defined in the rules of the SEC as of the end of the period covered by this report and have determined that, except to the extent indicated otherwise in this paragraph, disclosure controls and procedures were effective in ensuring that material information required to be disclosed by NRG South Central in the reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. During the fourth quarter of 2002, the Certifying Officers determined that there were certain deficiencies in the internal controls relating to financial reporting at NRG South Central caused by NRG South Central’s pending financial restructuring and business realignment. During the second half of 2002, there were material changes and vacancies in senior NRG South Central management positions and a diversion of NRG South Central’s financial and management resources to restructuring efforts. These circumstances detracted from NRG South Central’s ability through its internal controls to timely monitor and accurately assess the impact of certain transactions, as would be expected in an effective financial reporting control environment. NRG South Central has dedicated and will continue to dedicate in 2003 resources to make corrections to those control deficiencies. Notwithstanding the foregoing and as indicated in the certification accompanying the signature page to this report, the Certifying Officers have certified that, to the best of their knowledge, the financial statements, and other financial information included in this report on Form 10-Q, fairly present in all material respects the financial conditions, results of operations and cash flows of NRG South Central as of, and for the periods presented in this report.

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

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

     For a discussion of material legal proceedings in which NRG South Central was involved through June 30, 2003, see Note 8, “Commitments and Contingencies” to NRG South Central’s Consolidated Financial Statements and Footnotes contained in Part I, Item 1 of this Form 10-Q.

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

     In addition to the foregoing, there may be additional technical defaults with respect to these or other NRG Energy debt instruments. Defaults on or acceleration of the foregoing debt instruments may result in cross-defaults on or cross-acceleration of these or other NRG Energy debt instruments. However, NRG South Central Generating LLC made a total of $34.4 million of interest payments due March 15, 2003 on Series A-1 and B-1, and has made the interest payments when due with respect to the NRG Peaker Finance Company, LLC Series A Bonds.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31	Section 302 Certifications

32	Section 906 Certification

(b)	Reports on Form 8-K:

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

NRG South Central Generating LLC

(Registrant)

/s/ Scott J. Davido

Scott J. Davido
Vice President
(Principal Executive Officer)

/s/ George P. Schaefer

Date: August 13, 2003	George P. Schaefer, Treasurer
(Principal Financial Officer)

/s/ William T. Pieper

William T. Pieper, Controller
(Principal Accounting Officer)