Form 10-Q
period 2003-09-30
NRG SOUTH CENTRAL GENERATING LLC
filed 2003-11-13
CIK 1124468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934

☐	Transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934

For the Quarter Ended: September 30, 2003	Commission File No. 333-48900

NRG South Central Generating LLC

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-1963217 (I.R.S. Employer Identification No.)

901 Marquette Avenue, Suite 2300 Minneapolis, Minnesota (Address of principal executive offices)	55402 (Zip Code)

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

Yes	☒	No	☐

NRG South Central Generating LLC and Subsidiaries
Consolidated Statements of Operations
(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
(In thousands)	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
		(Restated)		(Restated)

Operating revenues
Revenues from majority owned operations	$102,356	$102,852	$298,864	$296,030
Equity in income (losses) of unconsolidated affiliates	—	1,248	—	(3,146)

Total operating revenues and equity earnings	102,356	104,100	298,864	292,884
Operating costs and expenses
Cost of operations	71,547	68,041	196,274	191,073
Depreciation and amortization	8,593	9,306	27,544	27,245
General and administrative expenses	3,586	1,982	7,198	6,600
Write down of equity method investments	—	48,392	—	48,392
Restructuring professional fees and expenses	741	—	1,626	—
Restructuring and impairment charges	—	138,736	1,919	138,736

Operating income (loss)	17,889	(162,357)	64,303	(119,162)
Other income (expense)
Other income, net	20	154	847	456
Restructuring interest income	341	—	448	—
Interest expense	(19,766)	(19,094)	(58,255)	(54,315)

Net (loss) income	$(1,516)	$(181,297)	$7,343	$(173,021)

See accompanying notes to consolidated financial statements.

NRG South Central Generating LLC and Subsidiaries
Consolidated Balance Sheets
(UNAUDITED)

	September 30,	December 31,
(In thousands)	2003	2002

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,623	$310
Restricted cash	124,131	109,336
Accounts receivable	33,340	46,338
Notes receivable — current	1,500	3,000
Inventory	50,209	64,364
Derivative instruments valuation	53	112
Prepaid expenses	8,432	3,236

Total current assets	228,288	226,696
NON-CURRENT ASSETS
Property, plant & equipment, net of accumulated depreciation of $108,536 and $83,242	1,106,254	1,131,896
Decommissioning fund investment	4,797	4,617
Deferred financing costs, net of accumulated amortization of $3,108 and $1,853	28,773	30,028
Other assets, net of accumulated amortization of $760 and $720	6,897	7,107

Total assets	$1,375,009	$1,400,344

LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$—	$750,750
Note payable — affiliate	105,491	105,491
Accounts payable	19,493	9,814
Accounts payable — affiliates	66,337	126,522
Accrued fuel and purchased power expense	2,577	10,303
Accrued interest	2,868	55,413
Accrued interest — affiliate	5,399	514
Derivative instruments valuation	—	135
Other current liabilities	5,161	11,514

Total current liabilities	207,326	1,070,456
Other non-current liabilities	964	6,238

Total liabilities not subject to compromise	208,290	1,076,694
LIABILITIES SUBJECT TO COMPROMISE
Long-term debt	750,750	—
Accounts payable	7,075	—
Accounts payable — affiliates	72,832	—
Other liabilities	5,069	—

Total liabilities subject to compromise	835,726	—
Commitments and contingencies
MEMBERS’ EQUITY	330,993	323,650

Total liabilities and members’ equity	$1,375,009	$1,400,344

See accompanying notes to consolidated financial statements.

NRG South Central Generating LLC and Subsidiaries
Consolidated Statements of Members’ Equity
(UNAUDITED)

	Member		Total
	Contributions/	Accumulated	Members'
(In thousands)	Distributions	Net Income (Loss)	Equity

Balances at December 31, 2001	$409,389	$36,124	$445,513
Net loss	—	(173,021)	(173,021)

Comprehensive loss for the period ended September 30, 2002			(173,021)
Members’ contributions, net	50,011	—	50,011

Balances at September 30, 2002, as restated	$459,400	$(136,897)	$322,503

Balances at December 31, 2002	$459,400	$(135,750)	$323,650
Net income	—	7,343	7,343

Comprehensive income for the period ended September 30, 2003			7,343

Balances at September 30, 2003	$459,400	$(128,407)	$330,993

See accompanying notes to consolidated financial statements.

NRG South Central Generating LLC and Subsidiaries
Consolidated Statements of Cash Flows
(UNAUDITED)

	Nine Months Ended	Nine Months Ended
(In thousands)	September 30, 2003	September 30, 2002
		(Restated)

Cash flows from operating activities
Net income (loss)	$7,343	$(173,021)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Equity in losses of unconsolidated affiliates	—	3,146
Depreciation and amortization	27,544	25,380
Noncash loss on disposal of property	—	1,865
Write down of equity method investments	—	48,392
Restructuring and impairment charges	—	138,736
Amortization of deferred finance costs	1,255	685
Unrealized (gain)/loss on energy contracts	(76)	252
Changes in assets and liabilities:
Accounts receivable	12,998	976
Inventory	14,155	(7,385)
Prepaid expenses	(5,196)	(3,567)
Accounts payable	16,754	15,560
Accounts payable — affiliates	12,607	(1,536)
Accrued interest	(47,660)	18,738
Accrued fuel and purchased power expense	(7,726)	(10,589)
Other current liabilities	(2,345)	3,512
Changes in other assets and liabilities	118	447

Net cash provided by operating activities	29,771	61,591
Cash flows from investing activities
Capital expenditures	(6,163)	(12,443)
Decrease/(increase) in notes receivable	1,500	(4,500)
Increase in restricted cash	(14,795)	(41,214)
Investment in decommissioning fund	—	(252)

Net cash used by investing activities	(19,458)	(58,409)
Cash flows from financing activities
Contributions by members	—	48,000
Net payments on revolver	—	(40,000)
Repayments of long-term borrowings	—	(12,750)
Checks in excess of cash	—	(1,640)

Net cash used by financing activities	—	(6,390)
Net increase (decrease) in cash and cash equivalents	10,313	(3,208)
Cash and cash equivalents at beginning of period	310	3,208

Cash and cash equivalents at end of period	$10,623	$—

Supplemental Disclosures of Non-Cash Information
Capital expenditures paid by affiliate	$65	$127,555
Deferred finance costs paid by affiliate	$—	$21,162
Non-cash contribution to non-guarantor subsidiary	$—	$2,011

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

     On May 14, 2003 (the Petition Date) NRG Energy and 26 of its affiliates (the Debtors) (including NRG South Central, Louisiana Generating, Big Cajun and New Roads) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court) in re: NRG ENERGY, INC., et al., Case No. 03-13024 (PCB) (such proceedings, the Chapter 11 Cases). See Note 3 for a complete list of NRG South Central debtors. It is possible that additional subsidiaries will file petitions for reorganization under Chapter 11. Since the Petition Date, three additional subsidiaries have filed for reorganization under Chapter 11 of the Bankruptcy Code. International operations and certain other subsidiaries were not included in the filing. NRG Energy expects operations to continue as normal during the restructuring process, while it operates its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. For more information about NRG Energy’s restructuring process, refer to the Form 10-K filed by NRG Energy on March 31, 2003, Form 10-Q’s filed by NRG Energy on May 20, 2003 and August 14, 2003.

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

     The consolidated financial statements have been prepared on a “going concern” basis in accordance with GAAP. The “going concern” basis of presentation assumes that NRG South Central will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. Because of the Chapter 11 Cases and the circumstances leading to the filing thereof, NRG South Central’s ability to continue as a “going concern” is subject to substantial doubt and is dependent upon, among other things, confirmation of a plan of reorganization, NRG South Central’s ability to comply with the terms of, and if necessary renew at its expiry in May 2004, the Debtor in Possession Credit Facility, and NRG South Central’s ability to generate sufficient cash flows from operations, asset sales and financing arrangements to meet its obligations. There can be no assurance that this can be accomplished and if it were not, NRG South Central’s ability to realize the carrying value of its assets and discharge its liabilities would be subject to substantial uncertainty. Therefore, if the “going concern” basis were not used for the financial statements, then significant adjustments could be necessary to the carrying value of assets and liabilities, the revenues and expenses reported, and the balance sheet classifications used.

     The consolidated financial statements also have been prepared in accordance with The American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code". Accordingly, all prepetition liabilities believed to be subject to compromise have been segregated in the consolidated balance sheet and classified as liabilities subject to compromise, at the estimated amount of allowable claims. Liabilities not believed to be subject to compromise are separately classified as current and non-current. Interest expense is reported, subsequent to the petition date, only to the extent that it will be paid or that it is probable that it will be an allowed claim.

     In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all material adjustments necessary to present fairly the consolidated financial position of the Company as of September 30, 2003 and December

31, 2002, the results of its operations for the three and nine months ended September 30, 2003 and 2002, and its cash flows and members’ equity for the nine months ended September 30, 2003 and 2002.

     Certain prior year amounts have been reclassified for comparative purposes. As previously disclosed in the Company’s 10-K filed on April 14, 2003, the Company’s results of operations for the three and nine months ended September 30, 2002 have been restated to reflect the impairment of Bayou Cove Peaking Power. This impairment resulted in a $126.5 million charge to the Company’s results for the three and nine months ended September 30, 2002.

1. Restructuring Activities

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

     In August 2002, NRG Energy retained financial and legal restructuring advisors to assist its management in the preparation of a comprehensive financial and operational restructuring. In November 2002, NRG Energy and Xcel Energy presented a comprehensive plan of restructuring to an ad hoc committee of its bondholders and a steering committee of its bank lenders (the Ad Hoc Creditors Committees). The restructuring plan served as a basis for continuing negotiations between the Ad Hoc Creditors Committees, NRG Energy and Xcel Energy related to a consensual plan of reorganization for NRG Energy.

     On March 26, 2003, Xcel Energy announced that its board of directors had approved a tentative settlement agreement with holders of most of NRG Energy’s long-term notes and the steering committee representing NRG Energy’s bank lenders. The terms of the settlement call for Xcel Energy to make payments to NRG Energy totaling up to $752 million for the benefit of NRG Energy’s creditors in consideration for their waiver of any existing and potential claims against Xcel Energy. Under the settlement, Xcel Energy would make the following payments: (i) $350 million, up to $150 million of which may be in Xcel Energy common stock if Xcel Energy’s public debt fails to maintain a certain rating, on the later of: (a) 90 days after NRG Energy’s plan of reorganization is confirmed by the Bankruptcy Court, and (b) one day after the effective date of NRG Energy’s plan of reorganization; (ii) $50 million in the first quarter of 2004. At Xcel Energy’s option, it may fill this requirement with either cash or Xcel Energy common stock or any combination thereof; and (iii) up to $352 million in April 2004. Since the announcement on March 26, 2003, representatives of NRG Energy, Xcel Energy, the bank lenders and noteholders continued to meet to draft the definitive documentation necessary to fully implement the terms and conditions of the tentative settlement agreement. The final settlement agreement between Xcel Energy and NRG Energy is subject to the Bankruptcy Court approval including certain provisions and conditions in its order approving the confirmation of NRG Energy’s plan of reorganization and the satisfaction, or waiver by Xcel Energy, of certain other conditions (including obtaining requisite releases of Xcel Energy by NRG Energy creditors). There can be no assurance that such conditions will be met.

     As noted above, on May 14, 2003, the Debtors filed the Chapter 11 Cases. NRG Energy expects operations to continue as normal during the restructuring process, while it operates its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In connection with its Chapter 11 filing, NRG Energy also announced that it had secured a $250 million debtor-in-possession (DIP) financing facility from GE Capital Corporation, subject to Bankruptcy Court approval, to be utilized by its NRG Northeast Generating LLC subsidiary ( NRG Northeast) and some NRG Northeast subsidiaries. The Bankruptcy Court entered an order approving the DIP facility on July 24, 2003. NRG Energy anticipates that the DIP, together with its cash reserves and its ongoing revenue stream, will be sufficient to fund its operations, including payment of employee wages and benefits, during the negotiation process.

     Subsequent to the Petition Date, additional NRG Energy subsidiaries filed petitions for reorganization with the Bankruptcy Court. On June 5, 2003 NRG Nelson Turbines LLC and LSP-Nelson Energy LLC (both wholly owned subsidiaries of NRG Energy) filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On August 19, 2003, NRG McClain LLC (a wholly owned subsidiary of NRG Energy) filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.

     On May 15, 2003, NRG Energy announced that it had been notified that the New York Stock Exchange (NYSE) has suspended trading in NRG Energy’s corporate units that trade under the ticker symbol NRZ (Units) and that an application to the Securities and

Exchange Commission to delist the Units is pending the completion of applicable procedures, including appeal by NRG Energy of the NYSE staff’s decision. NRG Energy does not plan to make such an appeal. The NYSE took this action following NRG Energy’s announcement that it and certain of its affiliates had filed voluntary positions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

     In addition, on May 15, 2003, NRG Energy, NRG Power Marketing, Inc. (NRG PMI), NRG Finance Company I LLC, NRGenerating Holdings (No. 23) B.V. and NRG Capital LLC (collectively, the Plan Debtors) filed their Disclosure Statement for Reorganizing Debtors’ Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code (as subsequently amended, the Disclosure Statement). The Bankruptcy Court held a hearing on the Disclosure Statement on June 30, 2003, and instructed the Plan Debtors to include certain additional disclosure. The Plan Debtors amended the Disclosure Statement and obtained Bankruptcy Court approval for the Third Amended Disclosure Statement for Debtors’ Second Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code (respectively, the Amended Disclosure Statement, the Plan) on October 14, 2003.

     The Plan must be approved by the SEC prior to its becoming effective. As subsidiaries of a registered holding company (Xcel Energy) under the Public Utility Holding Company Act of 1935 (PUHCA), any reorganization plan for NRG Energy or NRG Energy’s subsidiaries must be approved by the SEC prior to such plan becoming effective. Furthermore, each solicitation of any consent in respect of any reorganization plan must be accompanied or preceded by a copy of a report on the plan made by the SEC, or an abstract thereof made or approved by the SEC. The Plan and Amended Disclosure Statement were submitted to the SEC for review on July 28, 2003. The SEC issued an order approving the Plan on October 10, 2003, permitting the Plan Debtors, subject to the approval of the Bankruptcy Court, to commence solicitation of votes on the Plan.

     The Plan Debtors commenced solicitation of votes on the Plan on October 14, 2003. The voting deadline by which holders of claims and equity interests of the Plan Debtors must submit their ballots accepting or rejecting the Plan was November 12, 2003. Objections to confirmation of the Plan must be filed with Bankruptcy Court by November 12, 2003. The Bankruptcy Court has scheduled the confirmation hearing to determine whether the Plan should be confirmed on November 21, 2003.

     If the Plan is confirmed, holders of NRG Energy unsecured claims (including bank and bond debt) will receive a combination of New NRG Energy common stock, New NRG Energy senior notes and cash for an estimated percentage recovery of 50.7%. Holders of NRG PMI unsecured claims will receive a combination of New NRG Energy common stock and New NRG Energy senior notes for an estimated percentage recovery of 44.6%. If the Plan is confirmed, certain other holders of claims or equity interests in the Plan Debtors will (i) have their claims paid in full in accordance with the Bankruptcy Code, (ii) have their claims or equity interests reinstated, or (iii) have their claims or equity interests cancelled, and receive no distribution on account of such claims or equity interests. Upon emergence from bankruptcy, Xcel Energy’s ownership interest in NRG Energy will be cancelled and ownership in NRG Energy will vest in the unsecured creditors of NRG Energy and NRG PMI.

     On September 17, 2003, NRG Northeast Generating LLC (NRG Northeast) and NRG South Central and certain of their subsidiaries and affiliates filed a plan of reorganization with the Bankruptcy Court (the NRG Northeast and NRG South Central Plan). The debtors under the NRG Northeast and NRG South Central Plan are not soliciting votes for approval of the NRG Northeast and NRG South Central Plan because none of the holders of claims or equity interests are impaired under the NRG Northeast and NRG South Central Plan. The Bankruptcy Court has scheduled a hearing on the confirmation of the NRG Northeast and NRG South Central Plan on November 21, 24 and 25, 2003.

     During the Chapter 11 Cases, the Debtors may, subject to any necessary Bankruptcy Court and lender approvals, sell assets and settle liabilities for amounts other than those reflected in the financial statements. The administrative and reorganization expenses resulting from Chapter 11 Cases will unfavorably affect the Debtors’ results of operations. Future results of operations may also be adversely affected by other factors related to Chapter 11 Cases.

     The Company is in the process of reconciling recorded prepetition liabilities with claims filed by creditors with the Bankruptcy Court. Differences resulting from that reconciliation process will be recorded as adjustments to prepetition liabilities. The Company recently began this process and has not yet determined the reorganization adjustments.

2. Comprehensive Income (Loss)

     For all periods, net income (loss) is equal to comprehensive income (loss) as there were no additional items impacting comprehensive income (loss) for these periods.

3. Debtors’ Statements

     As stated above, NRG Energy and certain of its subsidiaries (including NRG South Central, Louisiana Generating, Big Cajun and New Roads) filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code on May 14, 2003. As of the bankruptcy filing date, the Debtors’ financial records were closed for the prepetition period. As required by SOP 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” below are the condensed combined financial statements of the Debtors since the date of the bankruptcy filings (the Debtors’ Statements). The Debtors’ Statements have been prepared on the same basis as NRG South Central’s Consolidated Financial Statements and include the balances and operations of NRG South Central, Louisiana Generating, Big Cajun and New Roads.

DEBTORS’ CONDENSED COMBINED STATEMENT OF OPERATIONS

		For the period from
	Three Months Ended	May 15, 2003 to
(In thousands)	September 30, 2003	September 30, 2003

Operating revenue	$99,473	$157,275
Operating costs and expenses	88,911	132,295
Restructuring professional fees and expenses	741	1,626

Operating income	9,821	23,354
Equity in earnings of non-Debtor subsidiaries	5,677	6,118
Restructuring interest income	341	448
Other expense, net	(17,359)	(26,207)

Net income (loss)	$(1,520)	$3,713

DEBTORS’ CONDENSED COMBINED BALANCE SHEET

(In thousands)	September 30, 2003

ASSETS
Cash and cash equivalents	$9,911
Restricted cash	124,131
Accounts receivable	33,340
Inventory	48,982
Other current assets	9,377

Total current assets	225,741
Property, plant and equipment, net	956,114
Investment in non-Debtors	6,078
Other assets	20,913

Total assets	$1,208,846

LIABILITIES AND MEMBERS’ EQUITY
Other current liabilities	$40,900
Other long-term obligations	847
Liabilities subject to compromise	835,726
Total members’ equity	331,373

Total liabilities and members’ equity	$1,208,846

DEBTORS’ CONDENSED COMBINED STATEMENT OF CASH FLOWS

For the period from
May 15, 2003 to
(In thousands)	September 30, 2003

Net cash provided by operating activities	$48,866
Net cash used by investing activities	(42,689)
Net cash used by financing activities	—

Net increase in cash and cash equivalents	6,177
Cash and cash equivalents at beginning of period	3,734

Cash and cash equivalents at end of period	$9,911

4. Inventory

     Inventory, which is stated at the lower of weighted average cost or market, consists of:

(In thousands)	September 30, 2003	December 31, 2002

Coal	$33,339	$48,001
Spare parts	16,058	15,523
Fuel oil, diesel fuel and natural gas	812	840

Total	$50,209	$64,364

5. Property, Plant and Equipment

     Property, plant and equipment consists of the following:

(In thousands)	September 30, 2003	December 31, 2002

Land	$14,879	$15,579
Facilities, machinery and equipment	1,193,764	1,194,138
Office furnishings and equipment	4,441	4,433
Construction in progress	1,706	988
Less: Accumulated depreciation	(108,536)	(83,242)

Property, plant and equipment, net	$1,106,254	$1,131,896

6. Debt

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

     Absent an agreement on a comprehensive restructuring plan, NRG Energy will remain in default under its debt and other obligations, because it does not have sufficient funds to meet such requirements and obligations. There can be no assurance that NRG Energy’s creditors ultimately will accept any consensual restructuring plan under the bankruptcy process. For more information about NRG Energy’s restructuring process, refer to the Form 10-K filed by NRG Energy on March 31, 2003, Forms 10-Q filed by NRG Energy on May 20, 2003, August 14, 2003 and November 13, 2003.

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

     On September 18, 2003, NRG Energy, NRG Peaker and certain other affiliated entities entered into a Restructuring Agreement with XL Capital Assurance providing, among other things, NRG Energy will post a Letter of Credit for the benefit of the secured parties in the peaker financing in an amount equal to the termination payment (plus interest) under NRG Energy’s contingent guarantee multiplied by the percentage recovery for such secured parties’ creditor class in the NRG Energy bankruptcy. The Letter of Credit will be drawn down to pay the principal and interest payments on the bonds to the extent net revenues from the peaker projects are insufficient to make such payments. Pursuant to the terms of the Restructuring Agreement, all defaults arising under the original financing shall either be cured or waived by XL Capital Assurance and each of the parties to the Restructuring Agreement will provide mutual releases. The Restructuring Agreement will allow the peaker projects to continue their operations without interruption.

     Since September 2002, NRG South Central has failed to make on time $25.6 million of principal payments and $34.4 million of interest payments on its Series A-1 and Series B-1 bonds. NRG South Central has also failed to fund the debt service reserve account. On November 21, 2002, a notice of acceleration was received, rendering the bonds immediately due and payable. However, NRG South Central made a total of $34.4 million interest payments on Series A-1 and Series B-1 bonds, and has made interest payments when due on the NRG Peaker Finance Company LLC Series A bonds. NRG South Central is current on interest payments due on the above referenced bonds, but remain in default with respect to principal payments, debt service reserve funds, and cross-defaults.

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

     SFAS No. 133 applies to NRG South Central’s long-term power sales contracts, long-term gas purchase contracts and other energy related commodities financial instruments used to mitigate variability in earnings due to fluctuations in spot market prices, hedge fuel requirements at generation facilities and protect investments in fuel inventories. At September 30, 2003, NRG South Central had various commodity contracts extending through October 2003. None of these contracts are designated as hedging instruments.

Accumulated Other Comprehensive Income

     During the three and nine months ended September 30, 2003 and 2002, NRG South Central deferred no gains or losses to OCI.

Statement of Operations

     The following tables summarize the effects of SFAS No. 133 on NRG South Central’s statement of operations for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

Gains/(losses) (In thousands)	2003	2002	2003	2002

Revenues	$(478)	$7	$(59)	$(169)
Operating costs	132	(22)	135	(83)

Total statement of operations impact	$(346)	$(15)	$76	$(252)

     During the three and nine months ended September 30, 2003 and 2002, the Company recognized no gain or loss due to ineffectiveness of commodity cash flow hedges, and no components of the company’s derivative instruments’ gains or losses were excluded from the assessment of effectiveness.

     The Company’s earnings for the three months ended September 30, 2003 and 2002 were decreased by an unrealized loss of $346,000 and $15,000, respectively. For the nine months ended September 30, 2003 and 2002 the Company’s earnings were increased by an unrealized gain of $76,000 and decreased by an unrealized loss of $252,000, respectively, associated with changes in the fair value of energy related derivative instruments not accounted for as hedges in accordance with SFAS No. 133.

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

Kenneth W. Austin, James Gordon Chustz, Roger Morgan, Robert Perkins, Theodore Plauche’, Vaughn Reynolds, Charley Saizan, Thomas Palko, John Nichols, Doleen Lemoine, James Didier, Beverly Carnes, Anthony McMinn, Frank Neely, Joseph Lea, Emmitt Cavalier, William Geismer, Jess Hunger, Ronald Lewell McCabe, Allen Hetherwick, Laura Dabney, Ronald Saizon, Barbara Dickerson, Jeanette Johnson, Melinda Delhoste, Karen Herpich, Debra Jackson, Malcolm Stutes, Jesse Jarreau, Michael Armato, Sr., Dennis Johnson, Paul Dewey, and Clifford Nelson v. Ralph Mabey, as Bankruptcy Trustee of Cajun Electric Power Cooperative, Inc., Louisiana Generating, L.L.C., and NRG Energy, Inc., United States District Court for the Middle District of Louisiana, Civil Action No. 00-728-D-M1

     Plaintiffs are former employees of Cajun Electric Power Cooperative, Inc. (Cajun). After lengthy bankruptcy proceedings, Louisiana Generating, L.L.C. (LaGen), a wholly owned subsidiary of NRG, acquired Cajun’s assets. Following dismissal of their EEOC charges without any investigation or finding, the plaintiffs sued Cajun, NRG, and LaGen contending that they were not offered employment, or were offered undesirable employment, because of their race, gender, and/or age in violation of Title VII and/or the ADEA. This litigation is not a class action and the parties and court have generally agreed that separate jury trials are appropriate. Discovery is complete, including sixty-one depositions. Dispositive motions have been filed on behalf of NRG and LaGen. The scheduled hearings are subject to the automatic stay resulting from the voluntary petition (In re: NRG Energy, Inc., et. al., Case No. 03-13024 (PCB)). In the absence of relief from the Bankruptcy Court, the trial court will not rule on NRG and LaGen’s pending motions. The parties are now negotiating a stipulation to afford relief from the stay, so as to allow the trial court to rule on the pending motions. The presiding Judge has already granted dispositive motions in favor of NRG and LaGen in two separate, but related, discrimination cases arising from the same transaction. NRG and LaGen are committed to a vigorous defense against the plaintiffs’ allegations.

Travis Ballou, George Brumfield, Anthony James, and John Wise, v. Ralph Mabey, as Bankruptcy Trustee of Cajun Electric Power Cooperative, Inc., Louisiana Generating, L.L.C., and NRG Energy, Inc., Civil Action No. 01-0125-B-M1, United States District Court for the Middle District of Louisiana

     This case arises from the same transaction described in connection with the Austin case above. Following dismissal of their EEOC charges with no investigation or finding, plaintiffs sued NRG and LaGen for alleged race and/or age discrimination. After discovery, NRG and LaGen filed dispositive motions, which the court granted. A final judgment was entered and the court awarded costs to NRG and LaGen. The bill of costs has been filed. On February 14, 2003, Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Fifth Circuit. The parties are seeking relief from the bankruptcy stay, so as to allow the appeal to proceed. NRG and LaGen are committed to a vigorous defense against the plaintiffs’ allegations.

Randy Beach, et. al. v. Pointe Coupee Electric Membership Cooperative, et. al. (Nos. 35,945, 35,946, and 36,141 in the 18th Judicial District Court of Pointe Coupee Parish).

     Three Louisiana Generating employees sued Pointe Coupee for injuries allegedly sustained while they were repairing a Pointe Coupee transformer pursuant to a Maintenance Agreement between Louisiana Generating and Pointe Coupee. The plaintiffs claim to have been “spewed by” hot transformer oil while repairing the transformer on August 11, 2001. No damages amounts are specified in their consolidated complaints. Pointe Coupee added Louisiana Generating to the suit asserting claims for indemnity and breach of contract. In August 2003, the trial court granted Point Coupee’s motion for summary judgment, and Plaintiffs have now moved for a new trial. A number of depositions have been completed, discovery is ongoing, and a status conference has been requested. The court and plaintiffs have been advised of the filing of the voluntary petition (In re: NRG Energy, et. al., Case No. 03-13024 (PCB)). We cannot at this time predict the likelihood of an adverse determination in this dispute.

Quincy L. Adams, Jr. et. al. v. Owens Corning Fiberglass Corp. et. al. (No. 50,703 in the 18th Judicial District Court of Pointe Coupee Parish).

     The original petition in this asbestosis case was filed in 1995 and includes claims by numerous plaintiffs against various defendants (Miner/Manufacturer/Seller/ Supplier/Distributor Defendants, Contractor Defendants and Premise Defendants). On December 18, 2002, NRG Energy Inc. was served with a supplemental petition adding it as a Premise Defendant based on the contract employment of seven plaintiffs at Big Cajun I or Big Cajun II at different times through November 1988. Three of the four NRG defendants (NRG Energy, Inc., LaGen and Big Cajun II) are subject to bankruptcy stays, while defendant Big Cajun I Peaking Power LLC did not exist at the times of the alleged harm to the plaintiffs. In any event, all of plaintiffs’ claims should have been subject to discharge by reason of the above-referenced Cajun Electric Power Cooperative, Inc.’s bankruptcy proceedings. Plaintiffs’ counsel is reviewing materials sent to them in support of our request for voluntary dismissal. The court and plaintiffs have been advised of the filing of the voluntary petition (In re: NRG Energy, et. al., Case No. 03-13024 (PCB)). At the present time, we cannot predict the likelihood of an adverse determination in this suit.

Faye Locroix Killingsworth, et. al. v. A. P. Green Industries, Inc. et. al. (No. 455666 in the 19th Judicial District Court of East Baton Rouge Parish).

     The original petition in this asbestosis case was filed in 1998 and includes numerous defendants. On April 8, 2003, Big Cajun II Unit LLC and Big Cajun I Peaking Power LLC were served with a supplemental petition adding them as Premises Liability Defendants based on the decedent’s alleged asbestos exposure from 1973 to 1979. As in the Adams case referenced above, the action is stayed as to NRG defendants other than Big Cajun I. NRG was also granted an indefinite extension of time in which to reply to the petition, while plaintiffs’ counsel review materials sent to them in support of LaGen’s request for voluntary dismissal based on its assertions that (1) Big Cajun II Unit LLC is not an entity that exists and, if plaintiffs meant to sue Big Cajun II Unit 4 LLC, the entity did not exist at the time of the alleged harm to the decedent; (2) Big Cajun I Peaking Power LLC did not exist at the time of the alleged harm to the decedent; and (3) all such claims were discharged, in any event, by reason of the above-referenced Cajun Electric Power Cooperative, Inc.’s bankruptcy proceedings. The court and plaintiffs have been advised of the filing of the voluntary petition (In re: NRG Energy, et. al., Case No. 03-13024 (PCB)). At the present time, we cannot predict the likelihood of an adverse determination in this suit.

Pointe Coupee Parish Police Jury and Louisiana Generating, LLC v. United States Environmental Protection Agency and Christine Todd Whitman, Administrator, Adversary Proceeding No. 02-61021 on the docket of the United States Court of Appeals for the Fifth Circuit

     On December 2, 2002, a Petition for Review was filed to appeal the United States Environmental Protection Agency’s approval of the Louisiana Department of Environmental Quality’s (DEQ) revisions to the Baton Rouge State Implementation Plan (SIP). Pointe Coupee and NRG Energy’s subsidiary, Louisiana Generating, object to the approval of SIP Section 4.2.1. Permitting NOx Sources that purports to require DEQ to obtain offsets of major increases in emissions of nitrogen oxides (NOx) associated with major modifications of existing facilities or construction of new facilities both in the Baton Rouge Ozone Nonattainment Area and in four adjoining attainment parishes referred to as the Region of Influence, including Pointe Coupee Parish. The plaintiffs’ challenge is based on DEQ’s failure to comply with Administrative Procedures Act requirements related to rulemaking and EPA’s regulations, which prohibit EPA from approving a SIP not prepared in accordance with state law. The action is currently stayed by the United States Fifth Circuit Court of Appeals in response to the filing of the Suggestion of Bankruptcy, and the parties have been engaged in settlement discussions in the meantime. EPA has just served notice that it intends to withdraw its approval of DEQ’s Attainment Demonstration and will thereupon move to voluntarily dismiss the action as moot.

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

NRG Sterlington Power, LLC

     During 2002, NRG Sterlington conducted a review of the Sterlington Power Facility’s Part 70 Air Permit obtained by the facility’s former owner and operator, Koch Power, Inc. Koch had outlined a plan to install eight 25 megawatt (MW) turbines to reach a 200 MW limit in the permit. Due to the inability of several units to reach their nameplate capacity, Koch determined that it would need additional units to reach the electric output target. In August 2000, NRG Sterlington acquired the remaining interests in the facility not originally held on a passive basis and sought the transfer of the Part 70 Air Permit along with a modification to incorporate two 17.5 MW turbines installed by Koch and to increase the total number of turbines to ten. The permit modification was issued February 13, 2002. During further review, NRG Sterlington determined that a ninth unit had been installed prior to issuance of the permit modification. In keeping with its environmental policy, it disclosed this matter to DEQ in April 2002. NRG Sterlington provided to DEQ additional information during July 2002. A Consolidated Compliance Order & Notice of Potential Penalty, No. AE-CN-01-0393, was issued by DEQ on September 10, 2003, wherein DEQ formally alleged that NRG Sterlington did not complete all certification requirements, and installed a ninth unit prior to issuance of its permit modification. A meeting with DEQ is scheduled for November 19, 2003 to discuss mitigating circumstances and to seek to resolve all matters. NRG Energy is unable at this time to predict the eventual outcome or potential loss contingencies, if any, to which the Company may be subject.

NRG Energy Credit Defaults

NRG Energy and various of its subsidiaries are in default under various of their credit facilities, financial instruments, construction agreements and other contracts, which have given rise to liens, claims and contingencies against them and may in the future give rise to additional liens, claims and contingencies against them. In addition, NRG Energy and various of its subsidiaries have entered into various guarantees, equity contribution agreements, and other financial support agreements with respect to the obligations of their affiliates, which have given rise to liens, claims and contingencies against them and may in the future give rise to additional liens, claims and contingencies against the party or parties providing the financial support. NRG Energy cannot predict the outcome or financial impact of these matters.

9. Guarantees

     NRG South Central guarantees the purchase and sale of fuel, emission credits and power generation to and from third parties in connection with the operation of some of NRG South Central’s generation facilities. As of September 30, 2003, NRG South Central’s obligations pursuant to its guarantees of the performance of its subsidiaries totaled approximately $13.0 million.

     In June 2002, NRG Peaker Finance Company LLC issued $325 million of secured bonds to make loans to affiliates which own natural gas fired “peaker” electric generating projects. As of September 30, 2003, $319.4 million remains outstanding. NRG Peaker Finance Company LLC has advanced unsecured loans outstanding in the amount of $105.5 million to Bayou Cove through project loan agreements. The remaining amount outstanding of $213.8 million was advanced to NRG Rockford LLC and Rockford II LLC, indirect wholly owned subsidiaries of NRG Energy. The principal and interest payments, in addition to the obligation to pay fees and other finance expenses, in connection with the bonds are jointly and severally guaranteed by each of the three projects. As a result, NRG South Central’s obligation pursuant to its guarantee of the secured bonds is $319.4 million as of September 30, 2003. As of September 30, 2003, Bayou Cove had an intercompany loan outstanding in the amount of $105.5 million. On May 13, 2003, XL Capital Assurance, as controlling party, accelerated the approximately $319.4 million of debt issued by NRG Peaker Finance Company LLC.

     Louisiana Generating is a guarantor of the bonds issued on March 30, 2000 to acquire the Cajun facilities.

10. Restructuring and Impairment Charges

     NRG South Central reviews the recoverability of its long-lived assets in accordance with the guidelines of SFAS No. 144. As a result of this review, NRG South Central incurred an impairment charge of $138.5 million for the three and nine months ended September 30, 2002, as shown in the table below.

     To determine whether an asset was impaired, NRG South Central compared asset carrying values to total future estimated undiscounted cash flows. Separate analyses were completed for assets or groups of assets at the lowest level for which identifiable cash flows were largely independent of the cash flows of other assets and liabilities. The estimates of future cash flows included only future cash flows, net of associated cash outflows, directly associated with and expected to arise as a result of NRG South Central’s assumed use and eventual disposition of the asset. Cash flow estimates associated with assets in service were based on the asset’s existing service potential. The cash flow estimates may include probability weightings to consider possible alternative courses of action and outcomes, given the uncertainty of available information and prospective market conditions.

     If an asset was determined to be impaired based on the cash flow testing performed, an impairment loss was recorded to write down the asset to its fair value. Estimates of fair value were based on prices for similar assets and present value techniques. Fair values determined by similar asset prices reflect NRG South Central’s current estimate of recoverability from expected marketing of project assets. For fair values determined by projected cash flows, the fair value represents a discounted cash flow amount over the remaining life of each project that reflects project-specific assumptions for long-term power pool prices, escalated future project operating costs, and expected plant operation given assumed market conditions.

     Restructuring and impairment charges from continuing operations included in operating expenses in the Consolidated Statement of Operations include the following:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(In thousands)	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Impairment charges	$—	$138,528	$—	$138,528
Restructuring charges	741	208	3,545	208

Total	$741	$138,736	$3,545	$138,736

     Credit rating downgrades, defaults under certain credit agreements, increased collateral requirements and reduced liquidity experienced by NRG South Central during the third quarter of 2002 were “triggering events” which required NRG South Central to review the recoverability of its long-lived assets. Adverse economic conditions resulted in declining energy prices. As a result, NRG South Central determined that Bayou Cove Peaking Power, a wholly-owned subsidiary of NRG Bayou Cove, and the turbine generator held at NRG South Central’s New Roads Holdings subsidiary, became impaired during the third quarter of 2002 and should be written down to fair market value. The fair value of NRG Bayou Cove was determined by projected cash flows and the fair value of the New Roads turbine generator was determined by similar asset prices. During 2002, NRG South Central recorded impairment charges of $126.5 million and $12.0 million on NRG Bayou Cove and the turbine generator, respectively.

     NRG South Central incurred $0.7 million and $3.5 million of restructuring costs for the three and nine months ended September 30, 2003, which includes $0.7 million and $1.6 million of restructuring costs for the three months ended September 30, 2003, and the period May 14, 2003 (the date of the bankruptcy petition) to September 30, 2003. These costs were recognized as restructuring charges in the statement of operations. These costs consist of employee separation costs and advisor fees.

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

     The following represents the balances of the asset retirement obligation as of January 1, 2003 and the additions and accretion of the asset retirement obligation for the nine months ended September 30, 2003:

(In thousands)	Beginning Balance	Accretion YTD	Ending Balance
Description	Jan. 1, 2003	September 30, 2003	September 30, 2003

Louisiana Generating	$291	$33	$324
Sterlington	105	12	117

Total	$396	$45	$441

     The following represents the pro-forma effect on NRG South Central’s net loss for the three and nine months ended September 30, 2002, as if NRG South Central had adopted SFAS No. 143 as of January 1, 2002:

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2002	September 30, 2002

Net loss as reported	$(181,297)	$(173,021)
Pro-forma adjustment to reflect retroactive adoption of SFAS No. 143	(16)	(138)

Pro-forma net loss	$(181,313)	$(173,159)

     NRG South Central has established a guarantor trust fund to accumulate the estimated funds necessary for asset retirement obligations. The fair value of the guarantor trust fund was $4.8 million and $4.7 million at September 30, 2003 and at December 31, 2002, respectively.

12. Recent Accounting Pronouncements

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, that supersedes previous guidance for the reporting of gains and losses from extinguishment of debt and accounting for leases, among other things.

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

     In addition, SFAS No. 145 amends SFAS No. 13, “Accounting for Leases”, as it relates to accounting by a lessee for certain lease modifications. Under SFAS No. 13, if a capital lease is modified in such a way that the change gives rise to a new agreement classified as an operating lease, the assets and obligation are removed, a gain or loss is recognized and the new lease is accounted for as an operating lease. Under SFAS No. 145, capital leases that are modified so the resulting lease agreement is classified as an operating lease are to be accounted for under the sale-leaseback provisions of SFAS No. 98, “Accounting for Leases". These provisions of SFAS No. 145 are effective for transactions occurring after May 15, 2002. SFAS No. 145 will be applied as required. Adoption of SFAS No. 145 is not expected to have a material impact on NRG South Central.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (SFAS No. 146). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS No. 146 will be applied as required.

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (FIN No. 46). FIN No. 46 requires an enterprise’s consolidated financial statements to include entities in which the enterprise has a controlling interest. Historically, that requirement has been applied to subsidiaries in which an enterprise has a majority voting interest, but in many circumstances the enterprise’s consolidated financial statements do not include the consolidation of variable interest entities with which it has similar relationships, but no majority voting interest. Under FIN No. 46 the voting interest approach is not effective in identifying controlling financial interest. Assets of entities consolidated upon adoption of the new standard will be initially recorded at their carrying amounts at the date the requirements of the new rule first apply. If determining carrying amounts as required is impractical, then the assets are to be measured at fair value as of the first date the new rule applies. Any difference between the net amounts of any previously recognized interest in the newly consolidated entity should be recognized as the cumulative effect of an accounting change. FIN No. 46 becomes effective in the first interim or annual period ending after December 15, 2003. Fin No. 46 will be applied as required and is not expected to have a material impact on NRG South Central.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, (SFAS No. 149). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. In addition, provisions of SFAS 149 relating to SFAS Statement No. 133 Implementation Issues and effective for fiscal quarters beginning prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. SFAS No. 149 has not had an impact on NRG South Central.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, (SFAS No. 150). SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 has not had an impact on NRG South Central.

13. Condensed Consolidating Financial Information

     The following tables set forth the consolidating financial statements of NRG South Central Generating LLC (Bond Issuer); Louisiana Generating LLC (Bond Guarantor); NRG New Roads Holding LLC, NRG Sterlington Power LLC, Big Cajun I Peaking Power LLC, NRG Sabine River Works GP LLC, NRG Sabine River Works LP LLC, Big Cajun II Unit 4 LLC and NRG Bayou Cove Peaking Power LLC (Unrestricted, Non-guarantor subsidiaries). The condensed consolidating financial statements present the unrestricted non-guarantor subsidiaries on a combined basis. The consolidating financial statements as of and for the three and nine months ended September 30, 2003 and 2002 have been derived from the unaudited historical consolidated financial statements of NRG South Central. The consolidating balance sheet as of December 31, 2002 has been derived from the audited historical consolidated balance sheet of NRG South Central.

NRG South Central Generating LLC and Subsidiaries
Consolidating Balance Sheet
September 30, 2003
(UNAUDITED)

	Unrestricted	Louisiana	South Central
	Non-Guarantor	Generating LLC	Generating LLC	Eliminations	Consolidated
	Subsidiaries	(Bond Guarantor)	(Bond Issuer)	(1)	Balance

	(In thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$712	$9,911	$—	$—	$10,623
Restricted cash	—	124,131	—	—	124,131
Accounts receivable	—	33,340	—	—	33,340
Notes receivable — current	—	1,500	—	—	1,500
Intercompany note receivable bonds — current	—	—	750,750	(750,750)	—
Interest receivable	—	—	2,868	(2,868)	—
Inventory	1,227	48,982	—	—	50,209
Derivative instruments valuation	—	—	53	—	53
Prepaid expenses	608	7,699	125	—	8,432

Total current assets	2,547	225,563	753,796	(753,618)	228,288
Equity investments in affiliates	—	—	331,925	(331,925)	—
Property, plant & equipment, net	164,094	942,540	—	(380)	1,106,254
Decommissioning fund investment	—	4,797	—	—	4,797
Deferred financing costs, net	19,554	9,219	—	—	28,773
Other assets, net	—	2,227	4,670	—	6,897

Total assets	$186,195	$1,184,346	$1,090,391	$(1,085,923)	$1,375,009

LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES
Note payable — affiliate	$105,491	$—	$—	$—	$105,491
Accounts payable	6,380	13,113	—	—	19,493
Accounts payable — affiliates	49,158	7,130	1,599	8,450	66,337
Accrued fuel and purchased power expense	—	2,577	—	—	2,577
Accrued interest	—	—	2,868	—	2,868
Accrued interest — affiliate	5,399	2,868	—	(2,868)	5,399
Other current liabilities	84	5,077	—	—	5,161

Total current liabilities	166,512	30,765	4,467	5,582	207,326
Other non-current liabilities	117	847	—	—	964

Total liabilities not subject to compromise	166,629	31,612	4,467	5,582	208,290
LIABILITIES SUBJECT TO COMPROMISE
Long-term debt	—	—	750,750	—	750,750
Intercompany note payable	—	750,750	—	(750,750)	—
Accounts payable	—	7,075	—	—	7,075
Accounts payable — affiliates	743	76,738	3,801	(8,450)	72,832
Other liabilities	5	5,064	—	—	5,069

Total liabilities subject to compromise	748	839,627	754,551	(759,200)	835,726
Commitments and contingencies
MEMBERS’ EQUITY	18,818	313,107	331,373	(332,305)	330,993

Total liabilities and members’ equity	$186,195	$1,184,346	$1,090,391	$(1,085,923)	$1,375,009

(1)	All significant intercompany transactions have been eliminated in consolidation.

NRG South Central Generating LLC and Subsidiaries
Consolidating Statement of Operations
For the Nine Months Ended September 30, 2003
(UNAUDITED)

	Unrestricted,	Louisiana	South Central
	Non-Guarantor	Generating LLC	Generating LLC	Eliminations	Consolidated
	Subsidiaries	(Bond Guarantor)	(Bond Issuer)	(1)	Balance

(In thousands)
Operating revenues
Revenues from wholly-owned operations	$20,897	$295,927	$—	$(17,960)	$298,864
Operating costs and expenses
Cost of operations	3,827	210,482	(75)	(17,960)	196,274
Depreciation and amortization	4,086	23,468	—	(10)	27,544
General and administrative expenses	709	6,098	391	—	7,198
Restructuring professional fees and expenses	—	66	1,560	—	1,626
Restructuring and impairment charges	—	—	1,919	—	1,919

Operating income (loss)	12,275	55,813	(3,795)	10	64,303
Other income/(expense)
Other income, net	302	545	51,876	(51,876)	847
Restructuring interest income	—	448	—	—	448
Equity in earnings of subsidiaries	—	—	11,128	(11,128)	—
Interest expense	(6,033)	(52,222)	(51,876)	51,876	(58,255)

Net income (loss)	$6,544	$4,584	$7,333	$(11,118)	$7,343

NRG South Central Generating LLC and Subsidiaries
Consolidating Statement of Operations
For the Three Months Ended September 30, 2003
(UNAUDITED)

	Unrestricted,	Louisiana	South Central
	Non-Guarantor	Generating LLC	Generating LLC	Eliminations	Consolidated
	Subsidiaries	(Bond Guarantor)	(Bond Issuer)	(1)	Balance

(In thousands)
Operating revenues
Revenues from wholly-owned operations	$10,401	$99,958	$—	$(8,003)	$102,356
Operating costs and expenses
Cost of operations	920	78,283	347	(8,003)	71,547
Depreciation and amortization	1,349	7,247	—	(3)	8,593
General and administrative expenses	150	3,396	40	—	3,586
Restructuring professional fees and expenses	—	66	675	—	741
Restructuring charges	—	—	—	—	—

Operating income (loss)	7,982	10,966	(1,062)	3	17,889
Other income/(expense)
Other income, net	9	11	17,262	(17,262)	20
Restructuring interest income	—	341	—	—	341
Equity in losses of subsidiaries	—	—	(457)	457	—
Interest expense	(2,387)	(17,379)	(17,262)	17,262	(19,766)

Net income (loss)	$5,604	$(6,061)	$(1,519)	$460	$(1,516)

(1)	All significant intercompany transactions have been eliminated in consolidation.

NRG South Central Generating LLC and Subsidiaries
Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2003
(UNAUDITED)

	Unrestricted	Louisiana	South Central
	Non-Guarantor	Generating LLC	Generating LLC	Eliminations	Consolidated
	Subsidiaries	(Bond Guarantor)	(Bond Issuer)	(1)	Balance

	(In thousands)
Cash flows from operating activities
Net income (loss)	$6,544	$4,584	$7,333	$(11,118)	$7,343
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	4,086	23,468	—	(10)	27,544
Amortization of deferred finance costs	934	321	—	—	1,255
Unrealized gain on energy contracts	—	—	(76)	—	(76)
Changes in assets and liabilities:
Accounts receivable	249	12,749	—	—	12,998
Inventory	(257)	14,412	—	—	14,155
Prepaid expenses	(299)	(4,772)	(125)	—	(5,196)
Accounts payable	(14)	16,768	—	—	16,754
Accounts payable — affiliates	(15,547)	24,310	(7,284)	11,128	12,607
Accrued interest	4,885	(52,545)	(52,545)	52,545	(47,660)
Interest receivable	—	—	52,545	(52,545)	—
Accrued fuel and purchased power expense	(163)	(7,563)	—	—	(7,726)
Other current liabilities	(64)	(2,270)	(11)	—	(2,345)
Changes in other assets and liabilities	48	(93)	163	—	118

Net cash provided by operating activities	402	29,369	—	—	29,771
Cash flows from investing activities
Increase in notes receivable	—	1,500	—	—	1,500
Capital expenditures	—	(6,163)	—	—	(6,163)
Increase in restricted cash	—	(14,795)	—	—	(14,795)

Net cash used by investing activities	—	(19,458)	—	—	(19,458)
Cash flows from financing activities:
Net cash provided by financing activities	—	—	—	—	—
Net increase in cash and cash equivalents	402	9,911	—	—	10,313
Cash and cash equivalents, beginning of period	310	—	—	—	310

Cash and cash equivalents, end of period	$712	$9,911	$—	$—	$10,623

(1)	All significant intercompany transactions have been eliminated in consolidation.

NRG South Central Generating LLC and Subsidiaries
Consolidating Balance Sheet
December 31, 2002
(UNAUDITED)

		Louisiana	South Central
	Unrestricted	Generating	Generating
	Non-Guarantor	LLC	LLC	Eliminations	Consolidated
(In thousands)	Subsidiaries	(Bond Guarantor)	(Bond Issuer)	(1)	Balance

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$310	$—	$—	$—	$310
Restricted cash	—	109,336	—	—	109,336
Accounts receivable	249	46,089	—	—	46,338
Note receivable — current	—	3,000	—	—	3,000
Intercompany note receivable bonds — current	—	—	750,750	(750,750)	—
Interest receivable	—	—	55,413	(55,413)	—
Inventory	970	63,394	—	—	64,364
Derivative instruments valuation	—	—	112	—	112
Prepaid expenses	309	2,927	—	—	3,236

Total current assets	1,838	224,746	806,275	(806,163)	226,696
Equity investments in affiliates	—	—	320,797	(320,797)	—
Property, plant & equipment, net	168,066	964,220	—	(390)	1,131,896
Decommissioning fund investment	—	4,617	—	—	4,617
Deferred financing costs, net	20,488	9,540	—	—	30,028
Other assets, net	—	2,274	4,833	—	7,107

Total assets	$190,392	$1,205,397	$1,131,905	$(1,127,350)	$1,400,344

LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$—	$—	$750,750	$—	$750,750
Note payable — affiliate	105,491	—	—	—	105,491
Intercompany note payable	—	750,750	—	(750,750)	—
Accounts payable	6,394	3,420	—	—	9,814
Accounts payable — affiliates, net	65,408	59,558	1,556	—	126,522
Accrued fuel and purchased power expense	163	10,140	—	—	10,303
Accrued interest	—	—	55,413	—	55,413
Accrued interest — affiliates	514	55,413	—	(55,413)	514
Derivative instruments valuation	—	—	135	—	135
Accrued liabilities	148	11,355	11	—	11,514

Total current liabilities	178,118	890,636	807,865	(806,163)	1,070,456
Other long-term liabilities	—	6,238	—	—	6,238

Total liabilities	178,118	896,874	807,865	(806,163)	1,076,694
Commitments and contingencies MEMBERS’ EQUITY	12,274	308,523	324,040	(321,187)	323,650

Total liabilities and members’ equity	$190,392	$1,205,397	$1,131,905	$(1,127,350)	$1,400,344

(1)	All significant intercompany transactions have been eliminated in consolidation.

NRG South Central Generating LLC and Subsidiaries
Consolidating Statement of Operations
For the Nine Months Ended September 30, 2002
(UNAUDITED)

		Louisiana
	Unrestricted,	Generating	South Central
	Non-	LLC	Generating
	Guarantor	(Bond	LLC	Eliminations	Consolidated
(In thousands)	Subsidiaries	Guarantor)	(Bond Issuer)	(1)	Balance

Operating revenues
Revenues from wholly-owned operations	$21,810	$295,674	$—	$(21,454)	$296,030
Equity in losses of unconsolidated affiliates	(3,146)	—	—	—	(3,146)

Total operating revenues and equity earnings	18,664	295,674	—	(21,454)	292,884
Operating costs and expenses
Cost of operations	5,222	207,042	263	(21,454)	191,073
Depreciation and amortization	4,614	22,631	—	—	27,245
General and administrative expenses	1,335	4,507	758	—	6,600
Write down of equity method investments	48,392	—	—	—	48,392
Restructuring and impairment charges	138,528	208	—	—	138,736

Operating income (loss)	(179,427)	61,286	(1,021)	—	(119,162)
Other income/(expense)
Other income (expense), net	40	416	54,315	(54,315)	456
Equity in losses of subsidiaries	—	—	(172,000)	172,000	—
Interest expense	(1,592)	(52,723)	(54,315)	54,315	(54,315)

Net income (loss)	$(180,979)	$8,979	$(173,021)	$172,000	$(173,021)

NRG South Central Generating LLC and Subsidiaries
Consolidating Statement of Operations
For the Three Months Ended September 30, 2002
(UNAUDITED)

		Louisiana
	Unrestricted,	Generating	South Central
	Non-	LLC	Generating
	Guarantor	(Bond	LLC	Eliminations	Consolidated
(In thousands)	Subsidiaries	Guarantor)	(Bond Issuer)	(1)	Balance

Operating revenues
Revenues from wholly-owned operations	$12,080	$102,343	$—	$(11,571)	$102,852
Equity in earnings of unconsolidated affiliates	1,248	—	—	—	1,248

Total operating revenues and equity earnings	13,328	102,343	—	(11,571)	104,100
Operating costs and expenses
Cost of operations	2,747	76,851	14	(11,571)	68,041
Depreciation and amortization	2,224	7,082	—	—	9,306
General and administrative expenses	428	1,298	256	—	1,982
Write down of equity method investments	48,392	—	—	—	48,392
Restructuring and impairment charges	138,528	208	—	—	138,736

Operating income (loss)	(178,991)	16,904	(270)	—	(162,357)
Other income/(expense)
Other income (expense), net	16	138	19,071	(19,071)	154
Equity in losses of subsidiaries	—	—	(181,027)	181,027	—
Interest expense	(1,592)	(17,502)	(19,071)	19,071	(19,094)

Net income (loss)	$(180,567)	$(460)	$(181,297)	$181,027	$(181,297)

(1)	All significant intercompany transactions have been eliminated in consolidation.

NRG South Central Generating LLC and Subsidiaries
Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2002
(UNAUDITED)

	Unrestricted	Louisiana	South Central
	Non-Guarantor	Generating LLC	Generating LLC	Eliminations	Consolidated
(In thousands)	Subsidiaries	(Bond Guarantor)	(Bond Issuer)	(1)	Balance

Cash flows from operating activities:
Net income (loss)	$(180,979)	$8,979	$(46,493)	$45,472	$(173,021)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Loss in earnings of unconsolidated affiliate	3,146	—	—	—	3,146
Depreciation and amortization	4,614	20,766	—	—	25,380
Loss on disposal of property	—	1,865	—	—	1,865
Write down of equity method investments	48,392	—	—	—	48,392
Restructuring and impairment charges	138,528	208	—	—	138,736
Amortization of deferred finance costs	363	322	—	—	685
Unrealized loss on energy contracts	—	—	252	—	252
Changes in assets and liabilities:
Accounts receivable	229	747	—	—	976
Inventory	(40)	(7,345)	—	—	(7,385)
Prepaid expenses	(172)	(3,395)	—	—	(3,567)
Accounts payable	9,013	6,547	—	—	15,560
Accounts payable — affiliates	(25,085)	22,944	46,077	(45,472)	(1,536)
Accrued interest	2,120	16,618	18,738	(18,738)	18,738
Interest receivable	—	—	(18,738)	18,738	—
Intercompany note receivable — revolver	—	—	40,000	(40,000)	—
Accrued fuel and purchased power expense	(484)	(10,105)	—	—	(10,589)
Other current liabilities	836	2,675	1	—	3,512
Changes in other assets and liabilities	—	284	163	—	447

Net cash provided (used) by operating activities	481	61,110	40,000	(40,000)	61,591
Cash flows from investing activities:
Increase in notes receivable	—	(4,500)	—	—	(4,500)
Intercompany note receivable	—	—	(40,000)	40,000	—
Capital expenditures	—	(12,443)	—	—	(12,443)
Payment received on loan to affiliate	—	—	12,750	(12,750)	—
Increase in restricted cash	(2,105)	(39,109)	—	—	(41,214)
Investment in decommissioning fund	—	(252)	—	—	(252)

Net cash (used) provided by investing activities	(2,105)	(56,304)	(27,250)	27,250	(58,409)
Cash flows from financing activities:
Repayments of long-term borrowings	—	(12,750)	(12,750)	12,750	(12,750)
Net proceeds/payments on revolver	—	(40,000)	(40,000)	40,000	(40,000)
Checks in excess of cash	1,624	(3,264)	—	—	(1,640)
Contributions by members	—	48,000	40,000	(40,000)	48,000

Net cash provided (used) by financing activities	1,624	(8,014)	(12,750)	12,750	(6,390)
Net decrease in cash and cash equivalents	—	(3,208)	—	—	(3,208)
Cash and cash equivalents, beginning of period	—	3,208	—	—	3,208

Cash and cash equivalents, end of period	$—	$—	$—	$—	$—

(1)	All significant intercompany transactions have been eliminated in consolidation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     NRG South Central is a wholly-owned indirect subsidiary of NRG Energy. NRG Energy is a leading independent power production company, primarily engaged in the ownership and operation of power generation facilities and the sale of energy, capacity and related products in the United States. While NRG Energy is currently an indirect, wholly owned subsidiary of Xcel Energy, it will be an independent public company upon its emergence from bankruptcy and will no longer have any material affiliation or relationship with Xcel Energy. NRG Energy has a diverse generation portfolio in terms of geography, fuel type and dispatch levels. NRG Energy believes this diversity helps balance risk and increase profits. NRG South Central owns electric power generation plants in the south central region of the United States. As part of NRG Energy’s strategy, NRG South Central intends to maximize operating income through the efficient procurement and management of fuel supplies, transportation and maintenance services, and the sale of energy, capacity and ancillary services into attractive spot, intermediate and long-term markets.

     NRG Energy and the Company do not anticipate any significant new acquisitions or construction in the near future, and instead will focus on operational performance, asset management and debt reduction. The Company has already made significant reductions in capital expenditures, business development activities and personnel. Power sales, fuel procurement and risk management will remain a key strategic element of the Company’s operations. The Company’s objective will be to optimize the operating income of its facilities within an appropriate risk and liquidity profile.

     Industry Trends. In this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” management discusses the Company’s historical results of operations. During 2003, the following factors, among others, have negatively affected the Company’s results of operations:

•	Weak markets for electric energy, capacity and ancillary services;

•	a narrowing of the “spark spread” (the difference between power prices and fuel costs) in most regions of the United States in which the Company operates power generation facilities;

•	mild weather during peak seasons in regions where the Company has significant merchant capacity;

•	reduced liquidity in the energy trading markets as a result of fewer participants trading lower volumes;

•	the imposition of price caps and other market mitigation in markets where the Company has significant merchant capacity;

•	regulatory and market frameworks in certain markets where the Company operates that prevents the Company from charging prices that will enable the Company to recover its operating costs and to earn acceptable returns on capital;

•	the obligation to perform under certain long-term contracts that are not profitable;

•	physical, regulatory and market constraints on transmission facilities in certain regions that limit or prevents the Company from selling power generated by certain of its facilities;

•	limited access to capital due to the Company’s financial condition since July 2002, and the resulting contraction of the Company’s ability to conduct business in the merchant energy markets; and

•	changes and turnover in senior and middle management since June 2002 in connection with the Company’s restructuring.

     The Company expects that weak market conditions will continue through 2003 and 2004, and into 2005 in some markets. Historically, the Company believed that, as supply surpluses begin to tighten and as market rules and regulatory conditions stabilize, prices will improve for energy, capacity and ancillary services. This view is consistent with the Company’s belief that in the long run market prices will support an adequate rate of return on the construction of new power generation assets needed to meet increasing demand. This view is currently being challenged in certain markets as regulatory actions and market rules unfold that limit the ability of merchant power companies to earn favorable returns on existing and new investments. To the extent unfavorable regulatory and market conditions exist in the long term, the Company could have significant impairments of property, plant and equipment and goodwill which, in turn, could have a material adverse effect on results of operations.

     New Management. On October 21, 2003, NRG Energy announced the appointment of David W. Crane as its new President and Chief Executive Officer, effective December 1, 2003. Before joining NRG Energy, Mr. Crane served as the Chief Executive Officer of London-based International Power and has over 12 years of energy industry experience. During 2003, NRG Energy also hired several key senior and middle management positions. Currently it is conducting a search for a new Chief Financial Officer and anticipates the position will be filled in the months following its emergence from bankruptcy. Upon emergence from bankruptcy, NRG Energy’s board of directors will consist of Mr. Crane and ten other individuals, six of whom will initially be designated by the members of the noteholder group serving on the creditors’ committee and four of whom will initially be designated by representatives of NRG Energy’s bank creditors.

     Independent Public Accountants; Audit Committee. PricewaterhouseCoopers LLP have been our independent auditors since 1995. In connection with the appointment of a new board of directors upon our emergence from bankruptcy, we will have an audit committee consisting of independent directors. The committee will oversee the Company’s independent auditor relationship and will evaluate from time to time whether the Company will be best served by a change in independent auditors. The audit committee’s evaluation process is intended to ensure that we will continue to have high-quality, cost-efficient independent auditing services.

Results of Operations

For the three months ended September 30, 2003 compared to the three months ended September 30, 2002

Operating Revenues and Equity Earnings

     Operating Revenues and Equity Earnings consisted primarily of sales under long-term agreements.

     Total operating revenues were $102.4 million and $104.1 million for the three months ended September 30, 2003 and 2002, respectively, a decrease of $1.7 million or 1.6%. This decrease is primarily the result of reduced generation, due to a number of forced outages, which occurred during the third quarter of 2003. In addition, during 2002 NRG South Central received equity earnings related to Sabine River Works Cogeneration LP (SRW). NRG South Central sold its interest in SRW in September 2002. These decreases are offset by increased capacity revenue from the member cooperative contracts. The capacity billing varies based on the peak demand established in a rolling twelve-month period. The peaks used for billing the third quarter of 2003 were higher than those used for billing the same quarter of 2002.

Cost of Operations

     Cost of operations was $71.5 million and $68.0 million for the three months ended September 30, 2003 and 2002, respectively, an increase of $3.5 million or 5.1%. Cost of operations included fuel, purchased power and related costs, operation and maintenance costs and net gains/losses on non-hedge energy contracts. Fuel, purchased power and transmission expense increased for the three months ended September 30, 2003 as compared to the same period in 2002. This increase is primarily the result of higher coal costs related to an increase in coal generation and an increase in coal tons consumed. The average price per ton of coal consumed increased over the average price for the same period in 2002. Forced outages in 2003 caused purchased power and transmission expense to increase compared to the same period in 2002. These increases were partially offset by lower gas expense related due to a significant drop in generation at the gas plants compared to the same period in 2002.

Depreciation and Amortization

     Depreciation and amortization expense was $8.6 million and $9.3 million for the three months ended September 30, 2003 and 2002, respectively, a decrease of $0.7 million or 7.5%. This decrease is primarily due to the impairment of assets at Bayou Cove, which resulted in a lower depreciation expense.

Restructuring Charges and Restructuring Professional Fees and Expenses

     Restructuring charges and restructuring professional fees and expenses was $0.7 million and $138.7 million for the three months ended September 30, 2003 and 2002, respectively.

     Credit rating downgrades, defaults under certain credit agreements, increased collateral requirements and reduced liquidity experienced by NRG South Central during the third quarter of 2002 were “triggering events” which required NRG South Central to review the recoverability of its long-lived assets. Adverse economic conditions resulted in declining energy prices. As a result, NRG South Central determined that Bayou Cove Peaking Power, a wholly-owned subsidiary of NRG Bayou Cove, and the turbine generator held at NRG South Central’s New Roads Holdings subsidiary, became impaired during the third quarter of 2002 and should be written down to fair market value. During the third quarter of 2002, NRG South Central recorded impairment charges of $126.5 million and $12.0 million on NRG Bayou Cove and the turbine generator, respectively.

     NRG South Central incurred $0.7 million and $0.2 million of restructuring costs for the three months ended September 30, 2003 and 2002, respectively. These costs consist of employee separation costs and advisor fees.

Interest Expense

     Interest expense was $19.8 million and $19.1 million for the three months ended September 30, 2003 and 2002, respectively, an increase of $0.7 million or 3.7%. This increase is due to increased debt at the Bayou Cove facility. In June 2002, NRG Peaker Finance Company LLC advanced unsecured loans in the amount of $107.4 million to Bayou Cove through project loan agreements. The note bears a fixed interest rate of 6.673%.

For the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002

Operating Revenues and Equity Earnings

     Total operating revenues were $298.9 million and $292.9 million for the nine months ended September 30, 2003 and 2002, respectively, an increase of $6.0 million or 2.0%. Operating revenues consisted primarily of sales under long-term agreements. This increase is due to higher contract revenue and reduced equity losses, partially offset by decreased merchant energy production. Higher peaks in capacity in 2002 resulted in increased capacity billings for 2003 on the coop contracts. Form A Contracts are charged a fixed rate during the winter months (October through May) based on actual charges incurred during the prior summer months (June through September). The summer months that established the rates from January through May of 2003 were higher cost months than the comparable periods in 2002. In addition, during 2002 there were equity losses related to SRW. NRG South Central sold its interest in SRW in September 2002. Offsetting this increase was a decrease in generation. Generation for the nine months ended September 30, 2003 decreased over the same period in 2002 due to more outages in 2003 and thus less power was available to sell on the merchant market.

Cost of Operations

     Cost of operations included fuel, purchased power and related costs, operation and maintenance costs and net gains/losses on non-hedge energy contracts. Cost of operations was $196.3 million and $191.1 million for the nine months ended September 30, 2003 and 2002, respectively, an increase of $5.2 million or 2.7%.

     Operations and maintenance increased for the nine months ended September 30, 2003 as compared to the same period in 2002. This increase is due to a planned major turbine outage on Unit 1 during the second quarter of 2003. During 2002, the outage consisted of Big Cajun 2 Unit 3, which is a jointly owned unit. As a result, Louisiana Generating absorbed only 58% of the 2002 outage costs. In addition, in April 2002, Louisiana Generating received a favorable settlement of a 2001 property tax dispute that resulted in a reduction of $4.3 million to 2002 property tax expense.

     Fuel and purchased power expenses decreased for the nine months ended September 30, 2003 as compared to the same period in 2002. This decrease is primarily the result of lower gas expense in third quarter of 2003 due to a drop in generation from the gas plants, an overall decrease in purchased power in 2003 from less merchant energy production, overall member and nonmember load reduction compared to the same period in 2002 and the recognition of a favorable coal inventory adjustment recorded in June 2003. In addition, during the nine months ended September 30, 2003 NRG South Central experienced reduced generation, due to more outages than the same period in 2002. In March 2002, Louisiana Generating received an arbitration settlement of approximately $4.3 million, which was recognized as an offset to fuel expense during 2002 and partially offsets the decrease in fuel expense for the same period in 2003.

Depreciation and Amortization

     Depreciation and amortization expense was $27.5 million and $27.2 million for the nine months ended September 30, 2003 and 2002, respectively, an increase of $0.3 million or 1.1%. This increase is due the retirement of equipment related to the Big Cajun 2 Unit 1 during the first quarter of 2003 which resulted in $0.5 million of the increase, as the loss on disposal is recorded to depreciation expense. The increase was partially reduced due to Bayou Cove not being operational until after the first quarter of 2002.

Restructuring Charges and Restructuring Professional Fees and Expenses

     Restructuring charges and restructuring professional fees and expenses was $3.5 million and $138.7 million for the nine months ended September 30, 2003 and 2002, respectively.

     Credit rating downgrades, defaults under certain credit agreements, increased collateral requirements and reduced liquidity experienced by NRG South Central during the third quarter of 2002 were “triggering events” which required NRG South Central to review the recoverability of its long-lived assets. Adverse economic conditions resulted in declining energy prices. As a result, NRG South Central determined that Bayou Cove Peaking Power, a wholly-owned subsidiary of NRG Bayou Cove, and the turbine generator held at NRG South Central’s New Roads Holdings subsidiary, became impaired during the third quarter of 2002 and should be written down to fair market value. During 2002, NRG South Central recorded impairment charges of $126.5 million and $12.0 million on NRG Bayou Cove and the turbine generator, respectively.

     NRG South Central incurred $3.5 million and $0.2 million of restructuring costs for the nine months ended September 30, 2003 and 2002, respectively. These costs consist of employee separation costs and advisor fees.

Interest Expense

     Interest expense was $58.3 million and $54.3 million for the nine months ended September 30, 2003 and 2002, respectively, an increase of $4.0 million or 7.4%. These increases are due to increased debt at the Bayou Cove facility. In June 2002, NRG Peaker Finance Company LLC advanced unsecured loans in the amount of $107.4 million to Bayou Cove through project loan agreements. The note bears a fixed interest rate of 6.673%.

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

Off Balance-Sheet Arrangements

     As of September 30, 2003, NRG South Central does not have any significant relationships with structured finance or special purpose entities that provide liquidity, financing or incremental market risk or credit risk.

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

     In August 2002, NRG Energy retained financial and legal restructuring advisors to assist its management in the preparation of a comprehensive financial and operational restructuring. In November 2002, NRG Energy and Xcel Energy presented a comprehensive plan of restructuring to an ad hoc committee of its bondholders and a steering committee of its bank lenders (the Ad Hoc Creditors Committees). The restructuring plan served as a basis for continuing negotiations between the Ad Hoc Creditors Committees, NRG Energy and Xcel Energy related to a consensual plan of reorganization for NRG Energy.

     On March 26, 2003, Xcel Energy announced that its board of directors had approved a tentative settlement agreement with holders of most of NRG Energy’s long-term notes and the steering committee representing NRG Energy’s bank lenders. The terms of the settlement call for Xcel Energy to make payments to NRG Energy totaling up to $752 million for the benefit of NRG Energy’s creditors in consideration for their waiver of any existing and potential claims against Xcel Energy. Under the settlement, Xcel Energy would make the following payments: (i) $350 million, up to $150 million of which may be in Xcel Energy common stock if Xcel Energy’s public debt fails to maintain a certain rating, on the later of: (a) 90 days after NRG Energy’s plan of reorganization is confirmed by the Bankruptcy Court, and (b) one day after the effective date of NRG Energy’s plan of reorganization; (ii) $50 million in the first quarter of 2004. At Xcel Energy’s option, it may fill this requirement with either cash or Xcel Energy common stock or any combination thereof; and (iii) up to $352 million in April 2004. Since the announcement on March 26, 2003, representatives of NRG Energy, Xcel Energy, the bank lenders and noteholders continued to meet to draft the definitive documentation necessary to fully implement the terms and conditions of the tentative settlement agreement. The final settlement agreement between Xcel Energy and NRG Energy is subject to the Bankruptcy Court approval including certain provisions and conditions in its order approving the confirmation of NRG Energy’s plan of reorganization and the satisfaction, or waiver by Xcel Energy, of certain other conditions (including obtaining requisite releases of Xcel Energy by NRG Energy creditors). There can be no assurance that such conditions will be met.

     As noted above, on May 14, 2003, the Debtors filed the Chapter 11 Cases. NRG Energy expects operations to continue as normal during the restructuring process, while it operates its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In connection with its Chapter 11 filing, NRG Energy also announced that it had secured a $250 million debtor-in-possession (DIP) financing facility from GE Capital Corporation, subject to Bankruptcy Court approval, to be utilized by its NRG Northeast Generating LLC subsidiary ( NRG Northeast) and some NRG Northeast subsidiaries. The Bankruptcy Court entered an order approving the DIP facility on July 24, 2003. NRG Energy anticipates that the DIP, together with its cash reserves and its ongoing revenue stream, will be sufficient to fund its operations, including payment of employee wages and benefits, during the negotiation process.

     Subsequent to the Petition Date, additional NRG Energy subsidiaries filed petitions for reorganization with the Bankruptcy Court. On June 5, 2003 NRG Nelson Turbines LLC and LSP-Nelson Energy LLC (both wholly owned subsidiaries of NRG Energy) filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On August 19, 2003, NRG McClain LLC (a wholly owned subsidiary of NRG Energy) filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.

     On May 15, 2003, NRG Energy announced that it had been notified that the New York Stock Exchange (NYSE) has suspended trading in NRG Energy’s corporate units that trade under the ticker symbol NRZ (Units) and that an application to the Securities and Exchange Commission to delist the Units is pending the completion of applicable procedures, including appeal by NRG Energy of the NYSE staff’s decision. NRG Energy does not plan to make such an appeal. The NYSE took this action following NRG Energy’s announcement that it and certain of its affiliates had filed voluntary positions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

     In addition, on May 15, 2003, NRG Energy, NRG Power Marketing, Inc. (NRG PMI), NRG Finance Company I LLC, NRGenerating Holdings (No. 23) B.V. and NRG Capital LLC (collectively, the Plan Debtors) filed their Disclosure Statement for Reorganizing Debtors’ Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code (as subsequently amended, the

Disclosure Statement). The Bankruptcy Court held a hearing on the Disclosure Statement on June 30, 2003, and instructed the Plan Debtors to include certain additional disclosure. The Plan Debtors amended the Disclosure Statement and obtained Bankruptcy Court approval for the Third Amended Disclosure Statement for Debtors’ Second Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code (respectively, the Amended Disclosure Statement, the Plan) on October 14, 2003.

     The Plan must be approved by the SEC prior to its becoming effective. As subsidiaries of a registered holding company (Xcel Energy) under the Public Utility Holding Company Act of 1935 (PUHCA), any reorganization plan for NRG Energy or NRG Energy’s subsidiaries must be approved by the SEC prior to such plan becoming effective. Furthermore, each solicitation of any consent in respect of any reorganization plan must be accompanied or preceded by a copy of a report on the plan made by the SEC, or an abstract thereof made or approved by the SEC. The Plan and Amended Disclosure Statement were submitted to the SEC for review on July 28, 2003. The SEC issued an order approving the Plan on October 10, 2003, permitting the Plan Debtors, subject to the approval of the Bankruptcy Court, to commence solicitation of votes on the Plan.

     The Plan Debtors commenced solicitation of votes on the Plan on October 14, 2003. The voting deadline by which holders of claims and equity interests of the Plan Debtors must submit their ballots accepting or rejecting the Plan was November 12, 2003. Objections to confirmation of the Plan must be filed with Bankruptcy Court by November 12, 2003. The Bankruptcy Court has scheduled the confirmation hearing to determine whether the Plan should be confirmed on November 21, 2003.

     If the Plan is confirmed, holders of NRG Energy unsecured claims (including bank and bond debt) will receive a combination of New NRG Energy common stock, New NRG Energy senior notes and cash for an estimated percentage recovery of 50.7%. Holders of NRG PMI unsecured claims will receive a combination of New NRG Energy common stock and New NRG Energy senior notes for an estimated percentage recovery of 44.6%. If the Plan is confirmed, certain other holders of claims or equity interests in the Plan Debtors will (i) have their claims paid in full in accordance with the Bankruptcy Code, (ii) have their claims or equity interests reinstated, or (iii) have their claims or equity interests cancelled, and receive no distribution on account of such claims or equity interests. Upon emergence from bankruptcy, Xcel Energy’s ownership interest in NRG Energy will be cancelled and ownership in NRG Energy will vest in the unsecured creditors of NRG Energy and NRG PMI.

     On September 17, 2003, NRG Northeast Generating LLC (NRG Northeast) and NRG South Central and certain of their subsidiaries and affiliates filed a plan of reorganization with the Bankruptcy Court (the NRG Northeast and NRG South Central Plan). The debtors under the NRG Northeast and NRG South Central Plan are not soliciting votes for approval of the NRG Northeast and NRG South Central Plan because none of the holders of claims or equity interests are impaired under the NRG Northeast and NRG South Central Plan. The Bankruptcy Court has scheduled a hearing on the confirmation of the NRG Northeast and NRG South Central Plan on November 21, 24 and 25, 2003.

     During the Chapter 11 Cases, the Debtors may, subject to any necessary Bankruptcy Court and lender approvals, sell assets and settle liabilities for amounts other than those reflected in the financial statements. The administrative and reorganization expenses resulting from Chapter 11 Cases will unfavorably affect the Debtors’ results of operations. Future results of operations may also be adversely affected by other factors related to Chapter 11 Cases.

     The Company is in the process of reconciling recorded prepetition liabilities with claims filed by creditors with the Bankruptcy Court. Differences resulting from that reconciliation process will be recorded as adjustments to prepetition liabilities. The Company recently began this process and has not yet determined the reorganization adjustments.

Cash Flows

	For the nine months ended
	September 30,

(In thousands)	2003	2002

Net cash provided by operating activities	$29,771	$61,591

     Net cash provided by operating activities for the nine months ended September 30, 2003 decreased compared to the same period in 2002. This decrease was primarily due to adverse working capital changes. During 2002, NRG South Central deferred the payments of interest on bonds and credit facilities. During 2003, NRG South Central made the prior period interest payments and remained current on 2003 interest payments. Reduced accounts receivable balances offset this decrease in working capital.

	For the nine months ended
	September 30,

(In thousands)	2003	2002

Net cash used by investing activities	$(19,458)	$(58,409)

     Net cash used by investing activities for the nine months ended September 30, 2003 was favorably impacted as compared to the same period in 2002, due to the completion of construction projects in prior periods and lower debt service funding requirements.

	For the nine months ended
	September 30,

(In thousands)	2003	2002

Net cash used by financing activities	$—	$(6,390)

     Net cash used by financing activities decreased as compared to the same period in 2002. The decrease is due to NRG South Central not making debt principal payments in 2003.

Contractual Obligations and Commercial Commitments

     NRG South Central has a variety of contractual obligations and other commercial commitments that represent prospective cash requirements in addition to its capital expenditure program. The following is a summarized table of contractual obligations.

	Payments Due by Period Subsequent to September 30, 2003

		Short	1-3	4-5	After
(In thousands)	Total	Term	Years	Years	5 Years

Long term debt	$750,750	$750,750	$—	$—	$—
Note payable — affiliate	105,491	105,491	—	—	—
Operating leases	672	297	172	43	160

Total contractual cash obligations	$856,913	$856,538	$172	$43	$160

	Amount of Commitment Expiration Period as of September 30, 2003

	Total
	Amounts	Short	1-3	4-5	After
	Committed	Term	Years	Years	5 Years

Guarantees	$332,400	$332,400	$—	$—	$—

Total commercial commitments	$332,400	$332,400	$—	$—	$—

Derivative Instruments

     The tables below disclose the derivative activities that include non-exchange traded contracts accounted for at fair value. Specifically, these tables disaggregate realized and unrealized changes in fair value; identify changes in fair value attributable to changes in valuation techniques; disaggregate estimated fair values at September 30, 2003 based on whether fair values are determined by quoted market prices or more subjective means; and indicate the maturities of contracts at September 30, 2003.

Derivative Activity

	Three Months	Nine Months
	Ended	Ended
(In thousands)	September 30, 2003	September 30, 2003

Fair value of contracts outstanding at the beginning of the period	$400	$(23)
Contracts realized or otherwise settled during the period	(204)	(235)
Fair value of new contract when entered into during the period	—	—
Changes in fair values attributable to changes in valuation techniques	—	—
Other changes in fair values	(143)	311

Fair value of contracts outstanding at the end of the period	$53	$53

Sources of Fair Value

Fair Value of Contracts at Period End

				Maturity
	Maturity	Maturity	Maturity	in excess of	Fair
Gains/(Losses) (In thousands)	Less than 1 Year	1-3 Years	4-5 Years	5 Years	Value

Prices actively quoted	$53	$—	$—	$—	$53
Prices provided by other external sources	—	—	—	—	—
Prices based on models & other valuation methods	—	—	—	—	—

	$53	$—	$—	$—	$53

Recent Accounting Pronouncements

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, that supersedes previous guidance for the reporting of gains and losses from extinguishment of debt and accounting for leases, among other things.

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

     In addition, SFAS No. 145 amends SFAS No. 13, “Accounting for Leases”, as it relates to accounting by a lessee for certain lease modifications. Under SFAS No. 13, if a capital lease is modified in such a way that the change gives rise to a new agreement classified as an operating lease, the assets and obligation are removed, a gain or loss is recognized and the new lease is accounted for as an operating lease. Under SFAS No. 145, capital leases that are modified so the resulting lease agreement is classified as an operating lease are to be accounted for under the sale-leaseback provisions of SFAS No. 98, “Accounting for Leases". These provisions of SFAS No. 145 are effective for transactions occurring after May 15, 2002. SFAS No. 145 will be applied as required. Adoption of SFAS No. 145 is not expected to have a material impact on NRG South Central.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, (SFAS No. 146). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS No. 146 will be applied as required.

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, (FIN No. 46). FIN No. 46 requires an enterprise’s consolidated financial statements to include entities in which the enterprise has a controlling interest. Historically, that requirement has been applied to subsidiaries in which an enterprise has a majority voting interest, but in many circumstances the enterprise’s consolidated financial statements do not include the consolidation of variable interest entities with which it has similar relationships, but no majority voting interest. Under FIN No. 46 the voting interest approach is not effective in identifying controlling financial interest. Assets of entities consolidated upon adoption of the new standard will be initially recorded at their carrying amounts at the date the requirements of the new rule first apply. If determining carrying amounts as required is impractical, then the assets are to be measured at fair value as of the first date the new rule applies. Any difference between the net amounts of any previously recognized interest in the newly consolidated entity should be recognized as the cumulative effect of an accounting change. FIN No. 46 becomes effective in the first interim or annual period ending after December 15, 2003. Fin No. 46 will be applied as required and is not expected to have a material impact on NRG South Central.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, (SFAS No. 149). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB

Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. In addition, provisions of SFAS 149 relating to SFAS Statement No. 133 Implementation Issues and effective for fiscal quarters beginning prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. SFAS No. 149 has not had an impact on NRG South Central.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, (SFAS No. 150). SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 has not had an impact on NRG South Central.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risks, including changes in commodity prices and interest rates, and credit risk as disclosed in Management’s Discussion and Analysis in its annual report on Form 10-K for the year ended December 31, 2002. Except as follows, there have been no material changes as of September 30, 2003 to the market risk disclosures presented as of December 31, 2002.

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

     The estimated maximum potential three-day loss in fair value of the commodity price related financial instruments, calculated using the VAR model is approximately $7.6 million and $6.6 million as of September 30, 2003 and 2002, respectively. The average, high and low amounts for the nine months ended September 30, 2003 were $8.1 million, $9.3 million and $7.4 million, respectively. The average, high and low amounts for the nine months ended September 30, 2002 were $5.1 million, $6.6 million and $3.8 million, respectively.

Item 4. Controls and Procedures

     The Chairman, Senior Vice President, General Counsel, Vice President and Treasurer and Vice President and Controller (the Certifying Officers) have evaluated NRG Energy’s disclosure controls and procedures as defined in the rules of the SEC as of the end of the period covered by this report and have determined that, except to the extent indicated otherwise in this paragraph, disclosure controls and procedures were effective in ensuring that material information required to be disclosed by NRG Energy in the reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. During the fourth quarter of 2002, the Certifying Officers determined that there were certain deficiencies in the internal controls relating to financial reporting at NRG Energy caused by NRG Energy’s pending financial restructuring and business realignment. During the second half of 2002, there were material changes and vacancies in senior NRG Energy management positions and a diversion of NRG Energy financial and management resources to restructuring efforts. These circumstances detracted from NRG Energy’s ability through its internal controls to timely monitor and accurately assess the impact of certain transactions, as would be expected in an effective financial reporting control environment. During 2003 NRG Energy has dedicated significant resources to make corrections to those control deficiencies, including hiring several key senior and middle management positions, hiring an outside consultant to review, document and suggest improvements to controls, and the implementation of new controls and procedures. NRG Energy will continue to dedicate resources to this effort over the next few months. In addition, on October 21, 2003, NRG Energy announced the appointment of David W. Crane as its new President and Chief Executive Officer, effective December 1, 2003. NRG Energy is currently conducting a search for a new Chief Financial Officer and anticipates the position will be filled in the months following its emergence from bankruptcy. Notwithstanding the foregoing and as indicated in the certification accompanying the signature page to this report, the Certifying Officers have certified that, to the best of their knowledge, the financial statements, and other financial information included in this report on Form 10-Q, fairly present in all material respects the financial conditions, results of operations and cash flows of NRG Energy as of, and for the periods presented in this report.

     NRG Energy’s Certifying Officers are primarily responsible for the accuracy of the financial information that is represented in this report. To meet their responsibility for financial reporting, they have established internal controls and procedures, which, subject to the disclosure in the foregoing paragraph, they believe, are adequate to provide reasonable assurance that NRG Energy assets are protected from loss. There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the Certifying Officers evaluation.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

     For a discussion of material legal proceedings in which NRG South Central was involved through September 30, 2003, see Note 8, “Commitments and Contingencies” to NRG South Central’s Consolidated Financial Statements and Footnotes contained in Part I, Item 1 of this Form 10-Q.

Item 3. Defaults on Senior Securities

$500 million of 8.962% Series A-1 Senior Secured Notes due 2016 issued by NRG South Central Generating LLC

•	Failure to make $20.2 million interest and $12.8 million principal payment due on September 16, 2002

•	Failure to make $12.8 million principal payment due on March 17, 2003

•	Failure to fund debt service reserve account

•	Acceleration of debt on November 21, 2002, rendering the debt immediately due and payable

$300 million 9.479% Series B-1 Senior Secured bonds due 2024 issued by NRG South Central Generating LLC

•	Failure to make $14.2 million interest payment due on September 16, 2002

•	Failure to fund debt service reserve account

•	Acceleration of debt on November 21, 2002, rendering the debt immediately due and payable.

$325 million Series A floating rate Senior Secured Bonds due 2019 issued by NRG Peaker Finance Company LLC

•	Failure to remove liens placed on one of the project company assets

•	A cross default resulting from failure by NRG Energy to make payments of principal, interest and other amounts due on NRG Energy’s debt for borrowed money in excess of $50 million in the aggregate

•	Notice of default issued on October 22, 2002

•	Acceleration of debt on May 13, 2003, rendering the debt immediately due and payable

     In addition to the foregoing, there may be additional technical defaults with respect to these or other NRG Energy debt instruments. Defaults on or acceleration of the foregoing debt instruments may result in cross-defaults on or cross-acceleration of these or other NRG Energy debt instruments. However, NRG South Central Generating LLC made a total of $34.4 million of interest payments due March 15, 2003, and a total of $34.4 million of interest due on September 15, 2003 on Series A-1 and B-1, and has made the interest payments when due with respect to the NRG Peaker Finance Company, LLC Series A Bonds.

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

(b) Reports on Form 8-K:

     None

Cautionary Statement Regarding Forward-Looking Information

     The information presented in this Form 10-Q includes forward-looking statements in addition to historical information. These statements involve known and unknown risks and relate to future events, or projected business results. In some cases forward-looking statements may be identified by their use of such words as “may,” “expects,” “plans,” “anticipates,” “contemplates,” “believes,” and similar terms. Forward-looking statements are only predictions or expectations and actual results may differ materially from the expectations expressed in any forward-looking statement. While NRG South Central believes that the expectations expressed in such forward-looking statements are reasonable, NRG South Central can give no assurances that these expectations will prove to have been correct. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

•	NRG Energy’s ability to borrow additional funds and access capital markets;

•	NRG Energy’s substantial indebtedness and the possibility that NRG Energy may incur additional indebtedness going forward;

•	Restrictions on the ability to pay dividends, make distributions or otherwise transfer funds to NRG Energy contained in the debt agreements of certain of NRG Energy’s subsidiaries and project affiliates generally;

•	Volatility of energy prices and fuel prices and the possibility that NRG Energy will not have sufficient working capital and collateral to post performance guarantees or margin calls to mitigate such risks or manage such volatility;

•	Reduced competition in the power generation industry as regulators in certain markets advocate and allow utilities and utility holding companies to transfer unprofitable generation assets from non-utility entities to regulated utility entities (where costs can be recovered through regulated cost-of-serve rates);

•	Certain of NRG Energy’s prepetition creditors may receive NRG Energy common stock upon NRG Energy’s emergence from bankruptcy and will have the right to select NRG Energy’s board members and influence certain aspects of NRG Energy’s business operations;

•	The condition of the capital markets generally, which will be effected by interest rates, foreign currency fluctuations and general economic conditions;

•	Changes in the wholesale power market, including reduced liquidity which may limit opportunities to capitalize on short-term price volatility;

•	Trade, monetary, fiscal, taxation, and environmental policies of governments, agencies and similar organizations in geographic areas where NRG South Central has a financial interest;

•	Changes in government regulation, including but not limited to pending changes of market rules, market structures, rates, tariffs, environmental regulations, and regulatory compliance requirements imposed by the Federal Energy Regulatory Commission (FERC), state commissions, other state regulatory agencies, the Environmental Protection Agency (EPA), the National Electric Reliability Council (NERC) or other regulatory or industry bodies;

•	Cost and other effects of legal and administrative proceedings, settlements, investigations and claims, including claims which are not discharged in the bankruptcy proceedings and claims arising after the date of NRG South Central’s bankruptcy filing;

•	The impact of the bankruptcy proceedings on NRG Energy’s or NRG South Central’s operations going forward, including the impact on NRG Energy’s ability to negotiate favorable terms with suppliers, customers, landlords and others.

•	Financial or regulatory accounting principles or policies imposed by the Financial Accounting Standards Board, or “FASB,” the SEC, the FERC and similar entities with regulatory oversight;

•	Factors affecting power generation operations such as unusual weather conditions; catastrophic weather-related or other damage to facilities; unscheduled generation outages, maintenance or repairs; unanticipated changes to fossil fuel, or gas supply costs or availability due to higher demand, shortages, transportation problems or other developments; environmental incidents; or electric transmission or gas pipeline system constraints;

•	Large energy blackouts, such as the blackout that impacted parts of the northeastern United States and Canada during the middle of August 2003, which have the potential to reduce NRG Energy’s revenue collection, increase NRG Energy’s costs and engender enhanced federal and state regulatory requirements;

•	NRG South Central’s inability to enter into intermediate and long-term contracts to sell power and procure fuel on terms and prices acceptable to NRG South Central;

•	Failure of customers and suppliers to perform under agreements, including failure to deliver procured commodities and services and failure to remit payment as required and directed, especially in instances where NRG South Central is relying on single suppliers or single customers at a particular facility;

•	Employee workforce factors including the hiring and retention of key executives, including NRG Energy’s new CEO, collective bargaining agreements with union employees, or work stoppages;

•	Factors associated with various investments including partnership actions, competition, operating risks, dependence on certain suppliers and customers and domestic and foreign environmental and energy regulations;

•	Limitations on NRG South Central’s ability to control projects in which NRG South Central has less than 100% interest;

•	Uncertainties affecting the financial projections prepared in connection with the bankruptcy;

•	Risks associated with timely completion of capital improvement and re-powering projects, including supply interruptions, work stoppages, labor disputes, social unrest, weather interferences, unforeseen engineering, environmental or geological problems and unanticipated cost overruns;

•	Failure to sell certain assets in the amounts and on the timetable assumed, including failure to timely satisfy the closing conditions contained in the definitive agreements for the sale of projects but not yet closed, many of which are beyond NRG Energy’s control;

•	Effects of political, regulatory and legal conditions on our international operations;

•	Acts of terrorism both in the United States and internationally; and

•	Other business or investment considerations that may be disclosed from time to time in our SEC filings or in other publicly disseminated written documents.

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

/s/ George P. Schaefer George P. Schaefer, Treasurer (Principal Financial Officer)

/s/ William T. Pieper William T. Pieper, Controller (Principal Accounting Officer)

Date: November 13, 2003